Form 10-K
period 2014-12-31
Patriot National, Inc.
filed 2015-03-31
CIK 1619917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-36804

Patriot National, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-4151376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 East Las Olas Boulevard, Suite 1650

Fort Lauderdale, Florida 33301

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (954) 670-2900

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of each exchange on which registered)
Common Stock, $0.001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non -accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on the New York Stock Exchange on January 16, 2015.

The number of shares of the registrant’s common stock outstanding on March 18, 2015 was 26,390,397.

PATRIOT NATIONAL, INC.

FORM 10-K TABLE OF CONTENTS

YEAR ENDED DECEMBER 31, 2014

PART I

Forward-Looking Statements

This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, strategies, assumptions, future revenues or performance, financing needs, business trends or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “strive,” or “should” or, in each case, their negative or other variations or comparable terminology. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, the risks and uncertainties set forth under “Part I—Item 1A. Risk Factors.”

Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

In light of these risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. Any forward-looking statement that we make in this Annual Report on Form 10-K speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statement or to publicly announce the results of any revision to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should only be viewed as historical data.

Terms Used in this Annual Report on Form 10-K

Unless otherwise specified or the context requires otherwise, the following terms used in this Annual Report on Form 10-K have the meanings ascribed to them below:

●	references to the “Acquisitions” refer to both the GUI Acquisition and Patriot Care Management Acquisition together;
●

references to “alternative market” refer to arrangements (1) in which workers’ compensation insurance policies are written by our clients and their policyholder or another party bears a substantial portion of the underwriting risk through a reinsurance arrangement between the client and a reinsurance entity or (2) through which our clients share underwriting risk with their policyholders through large deductible policies, retrospectively-rated policies and policyholder dividend arrangements;

●

references to “combined ratio” refer to the combined ratio comprised of (1) the ratio calculated by dividing net incurred losses plus loss adjustment expenses by net earned premiums and (2) the ratio calculated by dividing net operating expenses by net written premiums. The combined ratio is a measure of the profitability of an insurance company, and a combined ratio below 100 percent is indicative of an underwriting profit;

●

references to “Guarantee Insurance” refer to Guarantee Insurance Company, and references to “Guarantee Insurance Group” refer to Guarantee Insurance Group, Inc. (f/k/a Patriot National Insurance Group, Inc.), the parent company of Guarantee Insurance, entities that are both controlled by Steven M. Mariano, our founder, Chairman, President and Chief Executive Officer;

●

references to the “GUI Acquisition” refer to our acquisition, effective August 6, 2014, of contracts to provide marketing, underwriting and policyholder services and related assets and liabilities from a subsidiary of Guarantee Insurance Group, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our History and Organization” and “Selected Financial Data;”

●

references to the “Patriot Care Management Acquisition” refer to our acquisition, effective August 6, 2014, of a business that provides nurse case management and bill review services (the “Patriot Care Management Business”), as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our History and Organization” and “Selected Financial Data;”

●	references to “Patriot National,” “our company,” “we,” “us” or “our” refer to Patriot National, Inc. and its direct and indirect subsidiaries;
●

references to the “PennantPark Entities” or the “selling stockholders” refer to PennantPark Investment Corporation, PennantPark Floating Rate Capital Ltd., PennantPark SBIC II LP and PennantPark Credit Opportunities Fund LP;

●

references to “reference premiums written” refer to the aggregate premiums, grossed up for large deductible credits, written by or for our insurance carrier partners in respect of the policies we produce and service on their behalf;

●

references to “reinsurance captives” or “reinsurance captive entities” refer to segregated portfolio cell captive entities that assume underwriting risk written initially by an insurance carrier client; and

●

references to the “Reorganization” refer to Patriot National’s incorporation in Delaware in November 2013 as a holding company and the consolidation of various entities operating our business that had been under the common control of Mr. Mariano, and the separation of our insurance services business from the insurance operations of Guarantee Insurance.

Market and Industry Data

Within this Annual Report on Form 10-K, we reference industry and market data derived from internal analyses based upon publicly available data or other proprietary research and analysis, surveys or studies conducted by third parties and industry and general publications, including those by the National Council on Compensation Insurance (“NCCI”) and SNL Financial. While we believe our internal analyses are reliable, they have not been verified by any independent sources. Any such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Item 1. Business

Overview

We are a national provider of comprehensive outsourcing solutions within the workers’ compensation marketplace for insurance companies, employers, local governments and reinsurance captives. We offer an end-to-end portfolio of services to increase business production, contain costs and reduce claims experience for our clients. We leverage our strong distribution relationships, proprietary business processes, advanced technology infrastructure and management expertise to deliver valuable solutions to our clients. We strive to deliver these value-added services to our clients in order to help them navigate the workers’ compensation landscape, ensure compliance with state regulations, handle all aspects of the claims process and ultimately contain costs.

We work with leading insurance carriers to design workers’ compensation programs according to their preferred risk parameters and specifications. We market the programs through our broad distribution network of over 1,000 independent retail agencies and underwrite and bind coverage on behalf of our clients. We play a central role in controlling the underwriting, production and administration process, which we believe gives us flexibility in the event of a change in carrier relationships.

Once an insurance program is established with an insurance carrier client, we offer a full suite of additional services, including claims administration and adjudication, cost containment, nurse case management, fraud investigation and subrogation services. We also offer these services individually or as a customized package of services to our other clients such as employers, local governments and reinsurance captives, based on a client’s particular needs. We believe that our proactive approach to claims administration, including our proprietary Swift Working Assessment and Rapid Methodology, or SWARM™ process, results in higher than average claims closure rates versus the industry. Our technology platform provides timely information to our employees and our clients, which allows rapid initial case analysis and response to claims as well as direct access to information across our internal organization. We believe this proactive approach to our business, combined with our industry expertise and distribution relationships, makes us a valued outsourcing partner for our clients.

We generate fee revenue for our services, and we do not write any insurance policies or bear underwriting risk. Our revenue was $117.3 million for the year ended December 31, 2014. Our net income for such period was $10.4 million. See “Selected Financial Data” for additional information.

Corporate History and Structure

Mr. Mariano, our founder, Chairman, President and Chief Executive Officer, initially started our workers’ compensation insurance business and acquired Guarantee Insurance in 2003.

Patriot National, Inc. (f/k/a Old Guard Risk Services, Inc.) was incorporated in Delaware in November 2013 to consolidate certain insurance services entities controlled by Mr. Mariano. These transactions, which we refer to as our “Reorganization,” separated our insurance services business from the insurance risk taking operations of Guarantee Insurance Group.

Effective August 6, 2014, we acquired certain contracts to provide marketing, underwriting and policyholder services to certain of our insurance carrier clients, as well as related assets and liabilities, from a subsidiary of Guarantee Insurance Group. We also acquired a contract to provide a limited subset of our brokerage and policyholder services to Guarantee Insurance, the balance of which had historically been provided without a contract as GUI is a subsidiary of Guarantee Insurance. We refer to the acquisition of these contracts and related assets and liabilities as the “GUI Acquisition.” Immediately following the GUI Acquisition, we entered into a new agreement to provide all of our brokerage and policyholder services to Guarantee Insurance.

We completed our initial public offering in January 2015 and our common stock is listed on the New York Stock Exchange under the symbol “PN.” Our principal executive offices are located at 401 East Las Olas Boulevard, Suite 1650, Fort Lauderdale, Florida 33301 and our telephone number is (954) 670-2900.

Recent Events

On January 22, 2015, we consummated the initial public offering (the “IPO”) of our common stock, par value $0.001 per share, at a public offering price of $14.00 per share, pursuant to the registration statement on Form S-1 (File No. 333-200972) (the “Prospectus”), as amended, filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”). We issued and sold 7,350,000 shares of our common stock in the offering, and the PennantPark Entities offered and sold 965,700 shares of common stock in the offering.

On January 22, 2015, Patriot National, Inc. (the “Company”) entered into the Credit Agreement (the “Credit Agreement”), by and among the Company, BMO Harris Bank N.A., as administrative agent (the “Administrative Agent”) and the other lenders party thereto, which provides for a $40.0 million revolving credit facility and a $40.0 million term loan facility, and fully drew down the $40.0 million term loan facility.

As contemplated in the Prospectus, we generated aggregate proceeds of approximately $116.4 million and net proceeds to us of approximately $98.3 million, after deducting $8.1 million in underwriting discounts and commissions and other expenses. We used proceeds from the IPO, together with borrowings under our senior secured credit facility, to repay $67.6 million outstanding under its PennantPark Loan Agreement (as defined below) and to repay $57.2 million outstanding under its UBS Credit Agreement (as defined below), in each case including accrued interest and applicable prepayment premiums. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.”

On January 31, 2015, we entered into an asset purchase agreement with Phoenix Risk Management, Inc., a California corporation (“Phoenix”), pursuant to which the Company agreed to acquire substantially all of the assets of Phoenix for $1,099,000 in cash plus a performance-based cash earn-out of up to $3,000,000. Pursuant to the acquisition agreement, Phoenix will be entitled to an annual earn-out payment of up to $1,000,000 for the next three years subject to reduction on a pro-rata basis if the level of premium earned within the first year does not meet certain targets. The Company did not assume any material liabilities. The transaction closed on February 4, 2015.

On February 5, 2015, the Company purchased 98.8% of the membership interests of DecisionUR, LLC, a California limited liability company which provides web-based Utilization Review Software for the worker’s compensation industry for $2.2 million in cash. The membership interests, previously held by Six Points Investment Partners, LLC, were transferred to the Company pursuant to an Assignment and Assumption Agreement. The transaction closed on February 5, 2015.

Our Services

We offer two types of services: brokerage, underwriting and policyholder services (or our “brokerage and policyholder services”) and claims administration services.

We offer an end-to-end portfolio of services to increase business production, contain costs and reduce claims experience for our insurance carrier clients. In operating our business, we leverage our strong distribution relationships, proprietary business processes, advanced technology infrastructure and management expertise to deliver valuable solutions to our clients.

Brokerage and Policyholder Services

Agency and Underwriting Services

Our brokerage and policyholder services include general agency services and specialty underwriting and policyholder services provided to our insurance carrier clients. We produce and administer traditional and alternative market workers’ compensation insurance programs within risk classes and geographies specified by our insurance carrier clients and earn fees based on a percentage of the premiums for the policies we produce and service. We do not write any insurance policies or bear underwriting risk.

The activities we perform in this capacity for our carrier partners may include marketing, underwriting and appointment of other agents.

We place the workers’ compensation insurance products of our carrier partners through a national network of over 1,000 independent retail agencies nationwide. We invest a substantial amount of time in developing relationships with our agencies, and we believe that these relationships allow us to place policies on behalf of our carrier partners. For additional information about our independent retail agency network, see “—Marketing and Distribution—Underwriting Business Production.”

We provide a variety of underwriting services that we believe provide value to our insurance carrier clients. Our underwriting services consist of investigation and analysis of potential loss exposures related to each policyholder’s operations in order to produce insurance programs designed and priced appropriately for our carrier clients. We compare the policyholder’s operations to the operations that would be expected for similar businesses in order to determine available premium rates. We also review the quality of operations, including management’s attention to safety, hazard controls and loss mitigation support, as well as past loss information to validate our loss exposure and quality of operations analysis. Assuming such review of the policyholder’s operations satisfies our insurance carrier client’s specifications for risk acceptance, we offer our insurance carrier clients a price for our services commensurate with our loss exposure and quality of operations analysis.

We also conduct premium audits on policyholders annually upon the expiration or renewal of a policy. The purpose of these audits is to verify that policyholders have accurately reported their payroll expenses and employee job classifications, and therefore have paid the correct premium as required under the terms of their policies. In addition to annual audits, we selectively perform interim audits on certain classes of business if significant or unusual claims are filed or if the monthly reports submitted by a policyholder reflect a payroll pattern or any aberrations that cause underwriting, safety or fraud concerns.

Reinsurance Captive Entity Management Services

Through our independent retail agency network, we also offer reinsurance captive entity design and management services. Owners of a reinsurance captive entity can participate in the underwriting results of a policy by sharing a portion of the risk with an insurance carrier. We earn fees for management and other services performed for reinsurance captive entities that we design and form.

These services include the formation and management of segregated portfolio cell captives. Owners of a reinsurance captive entity are required to post collateral in order to absorb a portion of the insurance losses along with the ceding insurance carrier. Formation of segregated portfolio cell captives involves the submission of an application for regulatory approval by the relevant domiciliary regulatory body, together with supporting financial information and a business plan, and the creation and execution of participation agreements, subscription agreements and reinsurance agreements pertaining to such captives. Management of segregated portfolio cell captives includes compliance monitoring, financial reporting and investment portfolio management services.

We believe our offering of reinsurance captive entity management services is attractive to potential policyholders and independent retail agencies who seek to participate in underwriting results. The owners of reinsurance captive entities that we provide services to are generally independent retail agencies, policyholders or investor groups (typically made up of individual agents). Although certain insurance carriers offer alternative market products, such as reinsurance captive entity services, to their large corporate customers, we offer alternative market workers’ compensation solutions, including the facilitation and management of reinsurance captive entities, to small and medium-sized employers as well. For policyholders, this can be an attractive option to reduce workers’ compensation costs over the long term, and for agencies, this allows them to participate in the underwriting results on business produced.

As of December 31, 2014, we were providing services to 42 reinsurance captive entities with $121.9 million of combined premiums in force. These reinsurance captive entities are generally domiciled in the Cayman Islands or the State of Delaware.

Technology Services

We intend to offer the capabilities of our technology platform, the Workers’ Compensation Expert (“WCE”) system, to our carrier partners and other clients, allowing them to take advantage of the various benefits of the platform. This offering is expected to operate under a software-as-a-service model. See “—Our Information Systems—Workers’ Compensation Expert” for more information about our WCE system.

Claims Administration Services

Our claims administration services relate to the administration and resolution of workers’ compensation claims that are designed to reduce costs for our clients. We provide a comprehensive claims administration platform to our carrier partners that revolves around our proprietary SWARM process.

Our claims administration process begins even before we receive notice of a claim. Once a policy becomes effective and we are engaged to provide claims administration services, we send a claims kit to the insured outlining the policy provisions, mandated posting notices, information on how to report a claim, the importance of reporting all claims on a timely basis and answers to frequently asked questions. We make available a toll-free reporting line, as well as a website, for insureds or employees to report injuries, available 24 hours a day, seven days a week.

SWARM—Our Claims Administration Process

Our propriety SWARM process is the centerpiece of our claims administration services. The SWARM process is a high-touch, front-end loaded approach to claims processing that permits a multi-faceted, team-based rapid response to all new claims. The SWARM process is in particular supported and facilitated by our WCE technology platform.

This process facilitates the review of all aspects of our clients’ claims, quickly and proactively, and can involve, as required, several or all of our major functional areas:

●  claims adjustment, providing general oversight and management;

●	subrogation, identifying and pursuing recovery options against third parties;
●	nurse case management, assisting in resolving claims and returning injured claimants to work and generally working to contain the healthcare costs component of claims; and
●	special investigative unit (“SIU”), conducting due diligence and background checks and fraud investigations.

The SWARM process is designed to enable us to favorably influence the outcome of the claim early in its lifecycle, resulting in claims closure rates (as measured by the ratio of open claims to total reported claims for a given accident year) consistently better than the industry average, which ultimately reduces the cost of claims for our clients and their policyholders. When a claim is compensable, our claims management process is designed to result in an economical net claim cost while ensuring that the injured worker’s medical care is provided in an effective and cost-efficient manner, promoting the early return to work through consistent contact with medical providers and employers and providing appropriate and prompt payment of benefits, where applicable.

The core principles of the SWARM process are the following:

●

Widespread Initial Contact. Personnel in all of our major functional areas (including nurse case management where onsite attendance is permitted) receive alert of the claim instantaneously via our WCE platform upon the report of a claim to us by our clients (see “—Information Systems—Workers’ Compensation Expert”). We believe this widespread initial notice differentiates us from our competitors, some of whom first channel claims through a single claims adjuster, which can become a “single point of failure” by not identifying an issue that our specialists can identify as an initial matter.

●

Rapid Response—Early and Accurate Determination of Compensability. The SWARM process is centered on achieving an early and accurate determination of claim compensability through background checks, surveillance investigations and medical canvassing (the collection of available medical history data relating to a claimant). We strive to determine the compensability of the claim within the first 48 hours after report of a claim.

●

Efficient Resource Deployment and Open Communication Lines. While the claims adjuster generally oversees and manages the entire SWARM process, a specific functional area of SWARM may be deployed as the lead resource to address pertinent issues based on the nature of the injury reported. For example, in the case of an injury with questionable compensability, SIU will lead an investigation into the actual cause of the injury. When necessary, our SIU personnel can be dispatched to the site of injury within four hours of the first report of claim. In the case of a major injury that is clearly compensable, nurse case management will focus on containing healthcare costs. In the case of an automobile accident caused by a third party, subrogation will lead an effort to seek recovery from the at-fault driver. This efficiency is driven in part by our open communication lines, allowing all our functional areas to prompt counterparts in other departments to collect and evaluate additional information. For example, the claims adjuster may request the SIU personnel to evaluate additional information on-site if a more detailed review of claimant information leads to the belief that the claim may be erroneous or falsely reported.

●

Real-Time Analysis. Through our state-of-the-art WCE system and information systems infrastructure, each as further described below, we maintain thorough and accurate claims data, which allows timely and accurate reporting and analysis. For example, our technology platform enables the SIU personnel to conduct real-time medical canvassing and identity checks onsite and communicate findings to the claims adjuster.

The effectiveness of the SWARM process relies on experienced and knowledgeable personnel to identify and implement our cost-saving resources on a timely basis, and we believe its success is due to the quality of our claims management team. As of December 31, 2014, we had over 150 claims administration employees, averaging more than 15 years of workers’ compensation experience. Our claims administration management team averages more than 23 years of workers’ compensation experience. In addition, our nurse case management professionals have extensive training and expertise in assisting injured workers to return to work quickly.

We strive for rapid closure of claims in order to reduce the cost of medical and indemnity expenses, and believe we have historically achieved results that have consistently outperformed the industry average.

Our Specialized Service Offerings

Through our claims administration services, we also provide a variety of specialty services individually to other clients such as employers, local governments and other insurance services providers. These services include:

Healthcare Cost Containment Services. We provide nurse case management and medical bill review designed to contain healthcare costs associated with workers’ compensation claims through early intervention and ongoing review of services and pricing. Healthcare costs are a significant and rising contributor to workers’ compensation expenses and have been increasing in recent years. We believe that self-insured employers and insurance carriers have been increasing their focus on nurse case management and other cost containment services to control their workers’ compensation costs.

Our nurse case managers, who are registered nurses or other licensed professionals accepted by workers’ compensation insurers, assist in resolving claims and returning injured claimants to work as efficiently as possible and focus on evaluating medical care needs to contain costs. They do not provide healthcare services. Nurse case managers actively participate in our SWARM process and generally contact the injured worker within two business days after claim filing to begin their evaluation of medical care needs and to assist in the case management process. They monitor each claim file pursuant to a process that includes peer review and utilization guidelines for treatment, and remain active in the process from claim inception until resolution to help ensure all treatment sought is medically necessary. Nurse case management fees are based upon a flat monthly fee charged until the case is resolved.

As part of our healthcare cost containment services we also provide medical bill review services through an automated review process, providing clients with a faster turnaround time, more efficient bill review and a higher total savings when compared with our key competitors. Bill review services include: coding review, fee schedule analysis, out-of-network bill review, pharmacy review, PPO management and repricing. Fees for our bill review services are generally based on a percentage of the cost savings we achieve. In addition, we utilize preferred provider networks to reduce healthcare costs where possible.

Investigative Services. We also provide onsite investigations into fraud and compensability and evaluation of subrogation opportunities, designed to limit claim exposures for our clients and comply with regulatory requirements. Our SIU plays a critical role in detecting potential claims fraud and is otherwise instrumental in accurately determining the compensability of a claim in a timely manner. Certain states require that all insurance carriers establish or retain an investigative unit to investigate and report fraudulent activities. Our SIU operates under guidelines that exceed the minimum requirements of such state regulations. Our SIU personnel are typically dispatched to the site of injury within four hours of the first report of claim when utilized as part of our SWARM process. We are generally paid a transaction based fee depending on the specific service provided. Certain of our investigative services are provided through outside service providers.

Loss Control. Loss control services are designed to preemptively mitigate potential claims and ultimately reduce long-term cost of insurance coverage for clients. These services include conducting onsite hazard assessments to determine causes of accidents and evaluate subrogation potential, analyzing losses to highlight trends and set service priorities, evaluating risk exposures at the workplace, providing practical recommendations to improve safety standards, establishing a loss control service plan, reviewing and evaluating current safety plans to prioritize and address workplace procedures deemed to be vulnerable to accidents, providing ongoing education via a web portal to insureds on “best-in-class” safety practices and conducting onsite safety training. Certain of our loss control services are provided through outside service providers.

Transportation and Translation. Transportation services include ambulatory, wheelchair, advanced life support and air ambulance services for claimants. Translation services include onsite and telephonic translation, as well as transcription. These services are provided through outside service providers and were recently introduced to our suite of services in connection with the SWARM process. Transportation and translation services complement the investigative process and enhance communication with, and location tracking capabilities of, the claimant at any given time.

Lien Resolution. Based in California, our Forza Lien subsidiary was formed in 2012 to offer workers’ compensation lien resolution solutions in the state of California, including lien negotiation, disputed bill analysis, claim consultation and analysis and bulk settlement services. While not a significant contributor to our revenues or income to date, we believe this offering adds to the breadth of our services and enhances our marketing opportunities.

Legal Bill Review. This service, which is provided through outside service providers, provides cost saving opportunities for claims departments of insurance companies nationally in connection with claim defense costs, including through a structured audit process to verify the appropriate amount of legal payments and eliminate the potential for unnecessary or fraudulent charges.

Our Information Systems

Workers’ Compensation Expert (“WCE”)

In August 2013, in conjunction with a technology vendor, we developed and implemented our WCE system, a scalable technology platform for which we have developed proprietary customizations, that handles the entire billings and claims administration process, from the initial issuance of policies to settlement of claims. Our WCE system is the cornerstone of our SWARM claims management process, and we believe it provides:

●	reduced cost associated with policy initiation by fully automating issuance and underwriting of new policies;
●	real-time analysis and communication capabilities across functional areas to enhance speed of claims response and resolution;
●	enhanced data collection and quality, information analysis and identification of trends through ease-of-use and single data-entry principle; and
●	comprehensive predictive modeling and analytics capabilities.

The WCE system is a web-based end-to-end software platform that provides the following functions, among others: agency point of sale, application processing, policy underwriting, billing and claims administration, statistical and financial reporting, audit processing, electronic data interchange reporting (allowing participants to exchange documents and data electronically based on a shared technology standard), third party interfaces and content management.

The WCE system was designed with a robust, modular architecture to provide flexibility to integrate new carriers and acquired businesses. For example, the WCE system is compatible with the legacy systems of our insurance carrier clients. We also believe that it can be utilized in lines of business outside of the workers’ compensation insurance industry.

We believe the WCE system can drive cost efficiencies by automating issuance and underwriting of new policies, increasing our staff productivity and lowering IT costs and reducing client acquisition costs. Our aim is to continue to modernize user interfaces, and to streamline the delivery of this information to our clients, giving more rapid feedback and putting real-time information in the hands of our clients. For example, through the WCE system we are able to assist our clients in their compliance efforts by providing data gathering and generation for regulatory reporting. We also intend to offer individual WCE services under a software-as-a service model.

IT Infrastructure

Our information technology services department provides support and access to our information systems infrastructure, including software applications, hardware and communications. Our production data center is located in Boca Raton, Florida, and our disaster recovery data center is located in Norcross, Georgia. Our offices are connected to the two data centers via private network. We have sought to design our data and telecommunication infrastructure for security and scalability. All external data connections via the Internet go through our data centers, which are protected by a firewall and an intrusion detection application. To promote recoverability, backups are performed daily and stored locally on network-attached storage, which is rotated off site monthly.

Clients

We provide agency, underwriting and policyholder services to our insurance carrier clients, including Guarantee Insurance Company, Zurich Insurance Group Ltd. and Scottsdale Insurance Company, as well as reinsurance captive design and management services to our reinsurer clients. In addition, we recently formed a relationship to provide such services to American International Group, Inc. We also provide claims administration services to our insurance carrier clients and other clients such as employers, local governments and other insurance services providers.

Guarantee Insurance Company

We provide brokerage and policyholder and claims administration services to Guarantee Insurance. Our relationship with Guarantee Insurance began at the founding of our business and we have been providing claims administration services since that time. We have also recently begun to provide the full range of brokerage and policyholder services to Guarantee Insurance.

Guarantee Insurance began underwriting as a subsidiary of Patriot Risk Management in the first quarter of 2004. Guarantee Insurance is currently licensed to write workers’ compensation insurance in 41 jurisdictions. Guarantee Insurance provides alternative market workers’ compensation risk transfer solutions, including workers’ compensation policies or arrangements where the policyholder, an agent or another party generally bears a substantial portion of the underwriting risk, as well as traditional workers’ compensation insurance coverage. Guarantee Insurance is currently unrated by Standard & Poor’s Rating Services (“S&P”) and A.M. Best. See “—Ratings” below.

Pursuant to services agreements we entered into with Guarantee Insurance (collectively, the “Services Agreements”), we provide our services in connection with claims arising out of insurance policies held or underwritten by Guarantee Insurance. We provide subrogation recovery services pursuant to a subrogation services agreement, dated as of April 25, 2011, as amended, which expires in April 2018, until otherwise extended or earlier terminated by either party. We provide claim investigation and loss control services pursuant to an investigation and loss control services agreement, dated as of April 25, 2011, as amended, which expires in April 2018, until otherwise extended or earlier terminated by either party. We provide medical bill review and case management services pursuant to a managed care services agreement, dated as of August 6, 2014, which expires in August 2022 unless otherwise extended or earlier terminated by either party upon 45 days’ written notice for material breach. We provide claim handling and administration services pursuant to a claim administration services agreement, dated as of January 1, 2012, as amended, which expires in January 2019, until otherwise extended or earlier terminated by either party. The fees we receive are based, depending on the service provided, upon a percentage of reference premium, flat monthly fees, hourly fees or the savings we achieve, among other metrics.

Pursuant to a program administrator agreement, dated as of August 6, 2014, with Guarantee Insurance (the “Program Administrator Agreement”), we act as Guarantee Insurance’s exclusive general agent for the purpose of underwriting, issuing and delivering insurance contracts in connection with Guarantee Insurance’s workers’ compensation insurance program. The agreement with Guarantee Insurance remains in effect until terminated by either party upon 180 days’ prior written notice to the other party for cause. Guarantee Insurance may also terminate the agreement, in whole or in part, immediately upon written notice to us in the event of our insolvency or bankruptcy, systematic risk-binding that is not in compliance with the applicable underwriting guidelines or procedures and the occurrence of certain other events. The fees we receive are based upon premiums written for each account bound with Guarantee Insurance.

Mr. Mariano, our founder, Chairman, President and Chief Executive Officer, beneficially owns 59.5% of the outstanding shares of our common stock and substantially all of the outstanding equity of Guarantee Insurance Group. Therefore, Guarantee Insurance Group and its subsidiaries, including Guarantee Insurance and GUI, are related parties to us. See “Certain Relationships and Related Transactions and Director Independence—Relationship and Transactions with Guarantee Insurance Group and Guarantee Insurance.”

A portion of the fees that we receive from Guarantee Insurance pursuant to the Services Agreements and the Program Administrator Agreement are for Guarantee Insurance’s account (which we recognize as “fee income from related party”) and a portion of the fees are for the account of reinsurance captive entities to which Guarantee Insurance has ceded a portion of its written risk (which we recognize as “fee income”). See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Principal Components of Financial Statements—Revenue.” As a result, a substantial portion of fee income we recognize from non-related parties is nevertheless derived from our relationship with Guarantee Insurance. For the year ended December 31, 2014, we recognized $73.1 million in total fee income and fee income from related party pursuant to contracts with Guarantee Insurance, and our fee income from related party was $46.9 million. Our total fee income and fee income from related party pursuant to contracts with Guarantee Insurance constituted 71% and 46%, respectively, of our total fee income and fee income from related party for the year ended December 31, 2014.

Zurich Insurance Group Ltd.

We provide policyholder and claims administration services to Zurich Insurance Group Ltd. (“Zurich”) under a relationship that began in 2011.

Zurich is a leading multi-line insurer that serves its customers in global and local markets. It provides a wide range of general insurance and life insurance products and services. Zurich’s customers include individuals, small businesses, and mid-sized and large companies, including multinational corporations, in more than 170 countries. In North America, Zurich is a leading commercial property-casualty insurance provider serving the global corporate, large corporate, middle market, specialties and programs sectors through the individual member companies of Zurich Insurance Group in North America, including Zurich. At December 31, 2014, Zurich had a financial strength rating from S&P of “AA-” (stable). See “—Ratings” below.

Pursuant to the program administrator agreement entered into with Zurich effective September 21, 2011, we underwrite, issue and deliver insurance contracts for Zurich. The initial term of the agreement with Zurich was twelve months, and the agreement automatically renews on an annual basis thereafter unless terminated by either party upon 180 days’ prior written notice to the other party without cause or immediately upon written notice to the other party for cause. Zurich may also terminate immediately upon written notice to us if Zurich’s program reinsurance coverage has been materially altered or amended outside of Zurich’s control or if Zurich’s applicable captive and reinsurance agreements have been terminated, among other things. The fees we receive are based upon the premiums paid for each account bound with Zurich.

We also provide claims administration services to Zurich pursuant to an agreement which commenced on October 1, 2011. This agreement with Zurich remains in effect until terminated by either party upon 180 days’ prior written notice to the other party without cause or upon 10 days’ prior written notice to the other party for cause. Zurich may terminate the agreement in the event of a material change in the ownership of Patriot Risk Services, Inc. We receive fees based on premiums or charges collected or the number of claims paid or processed.

Total fee income and fee income from related party generated from our agreements with Zurich constituted 18% and 39% of our total fee income and fee income from related party for the year ended December 31, 2014 and 2013, respectively.

Scottsdale Insurance Company

We provide policyholder and claims administration services to Scottsdale Insurance Company (“Scottsdale”) pursuant to an agreement entered into in April 2014. Scottsdale, a wholly-owned subsidiary of Nationwide Mutual Insurance Company, is an excess and surplus insurance carrier, and has a rating of A+ (superior) from A.M. Best and a rating of “A” (strong) from S&P. See “—Ratings” below. We provide these services to Scottsdale pursuant to an agreement which commenced on April 1, 2014, and which contains similar terms as our agreement with Zurich.

American International Group, Inc.

We provide policyholder and claims administration services to American International Group Inc. (“AIG”) pursuant to an agreement entered into during the first quarter of 2015. AIG is a leading international insurance organization serving customers in more than 130 countries. AIG companies serve commercial, institution and individual customers through a worldwide property-casualty network. AIG has a rating of “A” (excellent) from A.M. Best and a rating of “A+” (strong) from S&P. See “—Ratings” below. Our agreement with AIG contains similar terms as our agreement with Zurich.

Others

As of December 31, 2014, we also provided policyholder and claims administration services under similar agreements with other insurance carriers, such as Stonewood National Insurance Company and Torus Insurance, and we provide reinsurance captive entity design and management services for a number of reinsurance clients. We also provide claims administration services for local governments, such as the City of Beverly Hills, California, as well as for California Insurance Guarantee Association, CompWest Insurance Company and certain employers.

Other than Guarantee Insurance and Zurich, none of our current clients accounted individually for more than 10% of our total revenues for the year ended December 31, 2014.

Ratings

The financial strength ratings of certain of our insurance carrier clients, as assigned by independent rating agencies, represent each agency’s opinion of an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. Various independent rating agencies assign such ratings to such carriers. A.M. Best has a rating system ranging from “A++” (Superior) to “F” (Liquidation). Fitch has a rating system ranging from “AAA” (Exceptionally strong) to “C” (Distressed). S&P has a rating system ranging from “AAA” (Extremely Strong) to “R” (Under Regulatory Supervision).

Financial strength ratings are not evaluations directed toward the protection of investors and are not recommendations to buy, sell or hold securities. Ratings are used by commercial investment banks, policyholders, brokers, ceding companies and investors in assessing the financial strength of insurers and thus are important in establishing each company’s competitive position in the industry. Ratings may be revised or revoked at the sole discretion of the rating agencies, and rating agencies regularly re-evaluate assigned ratings based upon changes in the insurer’s operating results, financial condition or other significant factors influencing the insurer’s business.

Marketing and Distribution

New Clients

Our management team, supported by our six regional vice presidents, leads our efforts to acquire new insurance carrier and other clients, by leveraging their insurance industry expertise and relationships. Among the targets of such efforts are, for example, insurance carriers that are present in the workers’ compensation space but wish to outsource certain administrative services, including to better manage cyclicality, and carriers who are unable or unwilling to fully enter the workers’ compensation services space themselves but feel the need, or are legally required, to offer workers’ compensation insurance products to their customers.

Underwriting Business Production

Our underwriting business production efforts on behalf of our insurance carrier clients are managed by six regional vice presidents (Gulf Coast, Southeast, Midwest, Mountain States, Southeast and West) who are responsible for independent retail agency relationships and new business generation in their regions. We produce and place policies on behalf of our carrier partners through the combination of in-house efforts and our national network of independent retail agencies, as described below. We also generate reinsurance captive entity design and management business through our independent retail agency network.

We place the workers’ compensation insurance products of our carrier partners and our reinsurance captive entity design and management services through a national network of independent retail agencies. We select agencies based on several key factors, such as size and scope of the agencies’ operations, loss ratio of its existing business, targeted classes of business, reputation of the agencies and their business philosophy. We target agencies that we believe share our service philosophy and that we expect will be able to send us the quality of business we are seeking. We invest a substantial amount of time in developing relationships with our agencies. As of December 31, 2014, we had direct contracts with approximately 1,066 independent, non-exclusive retail agencies, comprised of approximately 331 in the Gulf Coast, 213 in the Midwest, 85 in the Mountain States, 108 in the Northeast, 202 in the Southeast, 107 in the West and 20 in the Southwest.

For the year ended December 31, 2014, approximately 14% of our total premiums written for policies issued by Guarantee Insurance and by us on behalf of our carrier partners were derived from various offices of TriGen Insurance Solutions, Inc. No other agencies accounted for more than 5% of our total premiums written.

We assign marketing representatives and underwriters to collaborate with our agencies based on relationships with agencies and not necessarily based on geographic area. Our marketing efforts directed at agencies are implemented by our field underwriters, marketing staff and client services personnel. These personnel are assigned to specific agencies and work with these agencies in making sales presentations to potential policyholders.

We hold annual planning meetings with our agencies to discuss the prior year’s results and to determine financial goals for the coming year. We believe it is important that we understand the goals and objectives of our agencies, and that they in turn understand our products and operations. While the relationships with our agencies are managed primarily through our field marketing and underwriting staff, members of our key management also maintain relationships with most of our agencies’ principals.

Competition

The market for workers’ compensation insurance services is highly competitive. Competition in our business is based on many factors. In competing to offer our services to insurance carriers, we compete based on pricing, quality and scope of available services, underwriting practices, reputation and reliability, ability to reduce claims expenses, customer service and general experience. In competing to place business on behalf of our carrier partners, competition is also based on the product offerings, premium pricing and financial strength and reputation of our carrier partners. Our competitors are national and regional insurance companies that provide services similar to ours through in-house capabilities or separate divisions, and other workers’ compensation insurance agencies and service providers, many of which are significantly larger and possess considerably greater financial, marketing and other resources than we do. As a result of this scale, they may be able to capitalize on lower expenses to offer more competitive pricing.

For our brokerage and policyholder services, we believe we compete with numerous national wholesale agents and brokers, including Arrowhead General Insurance Agency, Inc., Appalachian Underwriters, Inc. and MarketScout Corporation, as well as insurance companies that sell directly to customers. For our claims administration services, we compete with numerous businesses of varying sizes that offer claims management, cost containment, and/or other services that are similar to those that we offer. These competitors include Arthur J. Gallagher & Co., CorVel Corporation, Crawford & Company, GENEX Services and Sedgwick Claims Management Services Inc., among others. With respect to our outsourced services business in particular, we also compete with insurance companies that service their policies in-house rather than outsourcing to a provider like us. In all of the services we provide, we also compete with numerous smaller market participants that may operate in a particular geographic area or segment of the market and benefit from local knowledge and strong customer relationships, or offer only a particular service.

Many of our competitors are multi-line carriers that can provide workers’ compensation insurance and related services at a loss in order to obtain other lines of business at a profit. While we believe our outsourcing services offer an attractive alternative to such multi-line carriers, it may be difficult to compete with such carriers if they continue to service their policies in-house at a loss.

Regulation

Workers’ Compensation Insurance Regulation

Workers’ compensation laws vary by state, but generally establish requirements related to the workers’ compensation insurance policies that we offer on behalf of our carrier partners and the claims services we provide related to those policies. Each state has a regulatory and adjudicatory system that quantifies the level of wage replacement to be paid, determines the level of medical benefits to be provided and the cost of permanent impairment and specifies the options in selecting medical providers available to the injured employee or the employer. To fulfill these mandated financial obligations, virtually all employers are required to purchase workers’ compensation insurance or, if permitted by state law or approved by the U.S. Department of Labor, to self-insure.

Some states have adopted legislation for managed care organizations (“MCO”) in an effort to allow employers to control their workers’ compensation costs. A managed care plan is organized to serve the medical needs of injured workers in an efficient and cost-effective manner by managing the delivery of medical services through appropriate healthcare professionals. We are registered wherever legislation mandates or where it is beneficial for us to obtain a license. We are also subject to state insurance fraud provisions, as well as federal fraud-and-abuse, anti-kickback and false claims statutes, including those related to Medicare and Medicaid, where applicable.

We provide our claims administration and adjudication and other services pursuant to and in compliance with these state rules and regulations. Changes in individual state regulation of workers’ compensation may create a greater or lesser demand for some or all of our services or require us to develop new or modified services in order to meet the needs of, and compete effectively in, the marketplace. We continually evaluate new legislation to ensure we are in compliance and can offer services to our clients.

Licensing

In each state in which we transact insurance services business, we are generally subject to regulation relating to licensing, sales and marketing practices, premium collection and safekeeping, and other market conduct practices. We are authorized to act as an insurance agent or producer under firm licenses or licenses held by the officers of such firms in all states that require licensing. In addition to the licensing necessary to act as insurance agent or producer, many of the other services we provide also require licensing. For example, licensing requirements may apply to third-party administration services, healthcare cost containment services, and reinsurance entity management services. In addition, our nurse case managers who assist in the case management process are required to be qualified as registered nurses or other licensed professionals accepted by workers’ compensation insurers. Further, the reinsurance entities we provide services to are regulated by the jurisdictions where they are domiciled, which typically requires us to be licensed and fulfill certain minimum capitalization requirements, among other requirements. We believe we have obtained all licenses necessary to permit us to conduct our business.

Our business depends on the validity of, and continued good standing under, the licenses and approvals pursuant to which we operate, as well as compliance with pertinent regulations. We devote significant effort toward maintaining our licenses and managing our operations and practices to help ensure compliance with a diverse and complex regulatory structure. Licensing laws and regulations vary from state to state. In all states, the applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally such authorities are vested with relatively broad discretion as to the granting, renewing and revoking of licenses and approvals. Licenses may be denied or revoked for various reasons, including the violation of regulations and conviction of crimes. Possible sanctions which may be imposed by regulatory authorities include the suspension of individual employees, limitations on engaging in a particular business for specified periods of time, revocation of licenses, censures, redress to clients and fines. In some instances, we follow practices based on interpretations of laws and regulations generally followed by the industry, but which may prove to be different from the interpretations of regulatory authorities.

Regulation of Our Carrier Partners

Our insurance carrier partners are subject to extensive regulation by the insurance regulators of the states in which they operate, as well as by the federal government for participation in government-sponsored programs such as Medicare and Medicaid. While we are not subject to these regulations, they could indirectly impact us if our carrier partners were forced to alter their businesses or the nature of their relationship with us as a result of regulation. The nature and extent of such regulation varies by jurisdiction but typically includes the following: standards of solvency, including risk-based capital requirements; mandates that may affect wage replacement and medical care benefits paid; restrictions on the way rates are developed and premiums are determined; limitations on the manner in which general agents may be appointed; required methods of accounting; establishment of reserves for unearned premiums, losses and other purposes; and limitations on their ability to transact business with affiliates; potential assessments for the satisfaction of claims under insurance policies issued by impaired, insolvent or failed insurance companies.

Under the regulations applicable to Guarantee Insurance, because of our affiliation through the common control of Mr. Mariano, all material transactions among us and Guarantee Insurance generally must be fair and reasonable and, if material or of a specified category, require prior notice and approval by the Florida Office of Insurance Regulation.

The premium rates that may be charged to insure employers for workers’ compensation claims are set by state regulations. For example, in Florida and New Jersey where a significant portion of the policies that we service are written, insurance regulators establish the premium rates charged by our carrier partners. Although we do not set the premium pricing of the policies that we offer on behalf of our carrier partners, these types of regulations can impact us because we are compensated in part based on a percentage of the premiums associated with policies we offer and service on behalf of our carrier partners. In addition, if regulated premium pricing causes our carrier partners to reduce their business levels or stop writing policies in certain states, it would reduce the services we provide for them.

Privacy Regulations

In 1999, Congress enacted the Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information. Subsequently, a majority of states have implemented additional regulations to address privacy issues. These laws and regulations apply to all financial institutions, including insurance and finance companies, and require us to maintain appropriate policies and procedures for managing and protecting certain personal information of our policyholders and to fully disclose our privacy practices to our policyholders. We may also be subject to future privacy laws and regulations, which could impose additional costs and impact our business, financial condition and results of operations.

In 2000, the National Association of Insurance Commissioners, or the NAIC, adopted the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of policyholder information. We have established policies and procedures to comply with the Gramm-Leach-Bliley Act and other similar privacy laws and regulations.

Federal and State Legislative and Regulatory Changes

From time to time, various legislative and regulatory changes have been proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted or the effect, if any, these developments would have on our business, financial condition and results of operations.

Because a significant portion of workers’ compensation claim costs are healthcare costs and we provide services related to the containment of those healthcare costs, any legislative or regulatory changes that affect the healthcare industry also affect us. Historically, governmental strategies to contain medical costs in the workers’ compensation field have been generally limited to legislation on a state-by-state basis. For example, many states have implemented fee schedules that list maximum reimbursement levels for healthcare procedures. In certain states that have not authorized the use of a fee schedule, we adjust bills to the usual and customary levels authorized by the payor. Opportunities for our services could increase if more states legislate additional cost containment strategies. Conversely, we would be materially and adversely affected if states elect to reduce the extent of medical cost containment strategies available to insurance carriers and other payors, or adopt other strategies for cost containment that would not support a demand for our services. As a result of the Patient Protection and Affordable Care Act (“PPACA”) and other regulatory and industry initiatives, the healthcare industry has been evolving rapidly in recent years and is expected to continue to do so. The impact of these changes on our business is uncertain, but it is possible that they could impact the demand for our healthcare cost containment services or change the manner and type of healthcare cost containment services that we can provide.

Our carrier partners can also be impacted by federal legislative changes. For example, the Terrorism Risk Insurance Act (“TRIA”), which provides a federal backstop insurance program for acts of terrorism, is scheduled to expire at the end of 2020. We are unable to predict whether the TRIA will be extended beyond 2020 or whether any such extension would include changes to the TRIA that would negatively impact our carrier partners. Because workers’ compensation carriers are not able to exclude acts of terrorism from the coverage they offer, if the TRIA is not extended beyond 2020, its expiration could have a significant impact on workers’ compensation insurance carriers. Although the impacts of expiration are uncertain, if private insurance carriers are unable to sufficiently increase premium rates or are otherwise unwilling to take on the additional risk, they could reduce their business levels generally or in certain markets or industries.

While the federal government has not historically regulated the insurance business, in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act established a Federal Insurance Office (the “FIO”) within the U.S. Department of the Treasury. The FIO has limited regulatory authority and is empowered to gather data and information regarding the insurance industry and insurers. In December 2013, the FIO released a report recommending ways to modernize and improve the system of insurance regulation in the United States. While the report did not recommend full federal regulation of insurance, it did suggest an expanded federal role in some circumstances. In addition, the report suggested that Congress should consider direct federal involvement to fill regulatory gaps identified in the report, should those gaps persist, for example, by considering either establishing a federal coordinating body or a direct regulator of select aspects of the industry. It is not clear as to the extent, if any, the report will lead to regulatory changes or how any such changes would impact our carrier partners.

Healthcare Reform

There has been considerable discussion of healthcare reform at both the federal level and in numerous state legislatures in recent years. Due to uncertainties regarding the ultimate features of reform initiatives and the timing of their enactment, we cannot predict which, if any, reforms will be adopted, when they may be adopted, or what impact they may have on us. We are still evaluating the impact of the health reform legislation which was enacted by Congress in March 2010 on our future results and costs. The legislation could increase our future healthcare benefit costs.

In particular, by processing data on behalf of our clients, we are subject to specific compliance obligations under privacy and data security related laws, including the Health Insurance Portability and Accountability Act (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”) and related state laws. We are also subject to federal and state security breach notification laws, as well as state laws regulating the processing of protected personal information, including laws governing the collection, use and disclosure of social security numbers and related identifiers.

The regulations that implement HIPAA and the HITECH Act establish uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans, and healthcare clearinghouses, all of which are referred to as “covered entities,” and their “business associates” (which is anyone who performs a service on behalf of a covered entity involving the use or disclosure of protected health information and is not a member of the covered entity’s workforce). Our insurance carrier clients’ health plans generally will be covered entities, and as their business associate they may ask us to contractually comply with certain aspects of these standards by entering into requisite business associate agreements.

The HIPAA healthcare fraud statute created a class of federal crimes known as the “federal healthcare offenses,” including healthcare fraud and false statements relating to healthcare matters. The HIPAA healthcare fraud statute prohibits, among other things, executing a scheme to defraud any healthcare benefit program while the HIPAA false statements statute prohibits, among other things, concealing a material fact or making a materially false statement in connection with the payment for healthcare benefits, items or services. Entities that are found to have aided or abetted in a violation of the HIPAA federal healthcare offenses are deemed by statute to have committed the offense and are punishable as a principal.

Our Employees

As of December 31, 2014, we had approximately 560 employees. We have entered into employment agreements with Mr. Mariano and each of our other executive officers. None of our employees is subject to any collective bargaining agreement. We believe that our employee relations are good.

Seasonality and Cyclicality

Like other sectors of the insurance industry, the workers’ compensation sector experiences underwriting cyclicality, which generally underpins changes in premium rates. This cyclicality is caused by a number of factors. First, ultimate loss costs become more difficult to predict when claims remain open for longer periods and they are exposed to wage and medical cost inflation. Second, the amount of investment income insurance carriers earn, which is a significant contributor of their overall targets, may also influence such carrier’s underwriting practices. Given that workers’ compensation claims have a long duration, insurers can write at higher combined ratios because they are able to invest the assets over a long period and earn significant investment income. However, in periods of low interest rates, similar to the current investment environment, insurance carriers cannot generate sufficient investment income to offset underwriting losses, and as a result have demanded higher premium rates. This has led to a modest “hardening” of the workers’ compensation market.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.patnat.com/ as soon as reasonably practicable after they are filed with or furnished to the SEC. We will provide, without charge, to each person upon written or oral request of such person, a copy of this Annual Report on Form 10-K, including the financial statements and financial statement schedules included therein. You should direct requests for those documents to:

Patriot National, Inc.

401 East Las Olas Boulevard, Suite 1650

Fort Lauderdale, Florida 33301

Attn: Investor Relations

Tel.: (954) 670-2900

Email: info@patnat.com

We maintain an internet site at http://www.patnat.com/. From time to time, we may use our website as a distribution channel of material company information. Financial and other important information regarding us is routinely accessible through and posted on our website. Our website and the information contained on or connected to that site are not incorporated into this Annual Report on Form 10-K.

Item 1A. Risk Factors

In addition to the other information set forth in this Annual Report on Form 10-K, you should carefully consider the following factors which could materially adversely affect our business, financial condition, results of operations (including revenues and profitability) and/or stock price. Our business is also subject to general risks and uncertainties that may broadly affect companies, including us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition, results of operations and/or stock price.

Risks Related to Our Business and Industry

Because we have a limited operating history as a stand-alone, combined company and business, our historical financial condition and results of operations are not necessarily representative of the results we would have achieved as a stand-alone, combined, publicly-traded company and may not be a reliable indicator of our future results.

The activities comprising our business were historically conducted through various entities under common control with, or as part of the operations of, Guarantee Insurance and its other affiliates, and our business has only recently been consolidated under Patriot National and separated from the insurance risk taking operations of Guarantee Insurance Group. In addition, we have only recently completed the GUI Acquisition and the Patriot Care Management Acquisition. As a result, our history as a stand-alone entity is limited. Our historical financial condition and results of operations included in this Annual Report on Form 10-K may not reflect what our business, financial condition, results of operations and cash flows would have been had we been a stand-alone, combined, publicly-traded company during the periods presented or what our business, financial condition, results of operations and cash flows will be in the future when we are such a company. As a result, you have limited information on which to evaluate our business. This is primarily because:

●

Most of our operations were separated from Guarantee Insurance and consolidated under Patriot National, Inc. in the Reorganization in November 2013, and on August 6, 2014 we acquired through the GUI Acquisition contracts to provide marketing, underwriting and policyholder services and through the Patriot Care Management Acquisition a business that provides nurse case management and bill review services.

●

Our capital structure and sources of liquidity changed significantly from our historical capital structure and sources of liquidity presented in our historical combined financial statements following our IPO.

●

We may incur increased costs and other significant changes may occur in our cost structure, management, financing, tax status and business operations as a result of our operating as a stand-alone, combined, publicly-traded company.

Our limited operating history as a stand-alone, combined company and business may make it difficult to evaluate our current business and predict our future performance. Any assessment of our profitability or prediction about our future success or viability is subject to significant uncertainty as we may not be able to successfully implement the changes necessary to operate as a stand-alone, combined, publicly-traded company, and we may need to incur more costs, including additional legal, accounting, compliance and other expenses not reflected in our historical results, than anticipated. See “Risks Related to Our Business and Industry—We have incurred, and will continue to incur, increased costs, and are subject to additional regulations and requirements as a result of being a public company, which could lower our profits or make it more difficult to run our business.”

Our business may be materially adversely impacted by general economic and labor market conditions.

We derive our revenue from the provision of services to the workers’ compensation insurance industry. Given the concentration of our business activities in this industry, we may be particularly exposed to certain economic downturns or other events that impact the labor market. Because a significant portion of the fees that we receive are based on a percentage of the reference premiums written for policies we produce and service, premium levels directly impact our revenues. Premium level growth is dependent in part upon payroll growth, which, in turn, is affected by underlying economic and labor market conditions. A poor economic environment and labor market could result in decreases in demand for our workers’ compensation insurance services as employers hire fewer workers, reduce wages or limit wage increases or curtail operations due to challenging market conditions. General business and economic conditions that could affect us, our carrier partners and our other clients include fluctuations in debt and equity capital markets, the availability and cost of credit, and investor and consumer confidence. In addition to the adverse effects caused by a weak labor market on demand for workers’ compensation insurance and related services, our carrier partners may experience increased losses in weak economic conditions because, among other things, it is more difficult to return injured workers to work when employers are otherwise reducing payrolls. This could cause them to reduce their business levels, which would in turn reduce the level of services we provide for them. In addition, some of our clients may cease offering workers’ compensation products, or cease operations completely, in the event of a prolonged deterioration in the economy, or be acquired by other companies. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

The workers’ compensation insurance industry is cyclical in nature, which may affect our overall financial performance.

Historically, the workers’ compensation insurance market has witnessed cyclical periods of price competition and excess underwriting capacity (known as a “soft market”), followed by periods of high premium rates and shortages of underwriting capacity (known as a “hard market”). Because this cyclicality is due in large part to general economic factors and other events beyond our control, we cannot predict with certainty the timing or duration of changes in the market cycle.

In 2012 and 2013, the workers’ compensation insurance market underwent a modest “hardening” across many lines and geographic areas. In this environment, premium rates increased at a moderate pace across these fiscal years, our clients could still obtain coverage for their workers’ compensation insurance needs and there was adequate capacity in the market. Because a significant portion of the fees that we receive are based on a percentage of the reference premiums written for policies we service, increases in premium rates resulted in corresponding increases in our revenues during this period. It is not clear whether this firming is sustainable given the continued uncertainty of the current economic environment.

As a provider of services to the workers’ compensation insurance market, our business is likely to be impacted by this cyclical market pattern, although it is difficult to predict, overall, the exact nature and extent of such impact. For example, in a soft market, our agency and other service fees that are based on a percentage of reference premiums written could decline, although demand for our cost containment and other services could increase as insurers seek to decrease expenses and additional insurers enter the market, which increases our potential client base. In a hard market, our service fees that are based on a percentage of reference premiums written could increase, although we could experience less demand for cost containment services. Moreover, in a hard market, insurance companies typically become more selective in the workers’ compensation risks they underwrite and insurance premiums increase. This often results in a reduction in industry-wide claims volumes, which could reduce demand for our claims administration, cost containment and other related services. If we are unable to accurately predict or react to any such market conditions, or if severe or unusual market conditions impact us in an unforeseen manner, our business, financial condition and results of operations could be adversely impacted.

In addition, there have been and may continue to be various trends in the insurance industry toward alternative insurance markets including, among other things, greater recourse to self-insurance, reinsurance captive entities, risk retention groups and non-insurance capital markets-based solutions to traditional insurance. While historically we have been able to participate in reinsurance captive entities solutions on behalf of our clients and obtain fee revenue for such services, there can be no assurance that we will continue to do so or that we will adequately adapt to new trends in this area, or that any potential increase in revenues from such activities would compensate for losses in our other primary businesses.

We may be more vulnerable to negative developments in the workers’ compensation insurance industry than companies that also provide outsourced services for other lines of insurance.

Our business involves providing outsourcing services within the workers’ compensation marketplace for insurance companies and other clients, and we currently do not have plans to focus our efforts on other lines of insurance. As a result, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have a greater adverse effect on our business, financial condition and results of operations than on more diversified companies that also provide outsourced services for other lines of insurance.

If workers’ compensation claims decline, in frequency or severity, our results of operations and financial condition may be adversely affected.

The frequency of workers’ compensation claims has been declining over the past few decades, but the severity of claims, in terms of both indemnity payment costs and medical costs, has generally increased. If, as a result of market conditions, regulatory changes or other factors, claims frequency declines more than anticipated, or if claims severity declines, our business could be adversely impacted. In addition, a prolonged economic downturn could lead to fewer workers on a national level and could lead to fewer work-related injuries. Technological innovations and changes in the character of the U.S. labor market over time could also lead to fewer work-related injuries and thus fewer workers’ compensation claims.

In addition, the impact of changes in the healthcare industry, as a result of the PPACA or otherwise, is uncertain, but could include impacts on frequency (for example, by increasing healthcare insurance coverage or the prevalence of preventative treatment) and severity (by impacting the medical costs associated with claims) of workers’ compensation claims.

If declines in the frequency or the severity of workers’ compensation claims occur and persist in states where we conduct significant business, it could result in lower premium rates, which would reduce the fees that we generate as a percentage of reference premiums written, and lower claims management costs for insurers and employers, which could reduce demand for our claims administration, cost containment and other services. Any of the foregoing could have a material adverse impact on our business, financial condition and results of operations.

Our total fee income and fee income from related party are currently substantially dependent on our relationships with Guarantee Insurance and a small number of other insurance carrier clients.

A substantial portion of our total fee income and fee income from related party is generated by providing brokerage and policyholder and claims administration services to Guarantee Insurance. A portion of the fees that we receive from Guarantee Insurance pursuant to our agreements are for Guarantee Insurance’s account (which we recognize as “fee income from related party”) and a portion of the fees are for the account of reinsurance captive entities to which Guarantee Insurance has ceded a portion of its written risk (which we recognize as “fee income”). See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Principal Components of Financial Statements—Revenue.” As a result, a substantial portion of fee income we recognize from non-related parties is nevertheless derived from our relationship with Guarantee Insurance. For the year ended December 31, 2014, we recognized an aggregate of $73.1 million in total fee income and fee income from related party pursuant to contracts with Guarantee Insurance, and our fee income from related party was $46.9 million. Our total fee income and fee income from related party pursuant to contracts with Guarantee Insurance and our fee income from related party constituted 71% and 46%, respectively, of our total fee income and fee income from related party for the year ended December 31, 2014.

To a lesser but still significant extent, a substantial portion of our total fee income and fee income from related party is generated from our relationship with Zurich. Fee income for services provided to Zurich constituted 18% and 39%, respectively, of our total fee income and fee income from related party for the years ended December 31, 2014 and 2013.

Although we intend to expand our relationships with additional carrier partners and our service offerings to third-party clients in the future, we expect that in the near-term a significant portion of our revenues will continue to be derived through our relationships with Guarantee Insurance, Zurich and Scottsdale. As such, we will continue to be significantly impacted by the overall business levels of these carrier partners. While we have a limited ability to affect their business levels through the services we provide, their business levels are largely impacted by many factors outside of our control. For example, the general effects of economic and labor market conditions on business levels, a variety of market or regulatory factors can impact our carrier partners’ decisions regarding the markets they enter, the products they offer and the industries they target. In addition, their business levels will depend on their ability to attract and retain policyholders, which can be impacted by their competitiveness in terms of financial strength, ratings, reputation, pricing, product offerings (including alternative market offerings) and other factors that independent retail agencies and policyholders consider attractive. A reduction in the business levels of our carrier partners would result in a reduction of the services we provide to them and the amount of revenues we generate from such services, which, assuming we have not expanded our relationships with additional carrier partners or other clients, could represent a significant portion of our revenues.

Further, if the premium rates assessed by our carrier partners decreased, we would experience a corresponding decrease in the revenues that we derive from these carrier partners because a significant portion of the fee revenue we receive from providing services to them is based on a percentage of reference premiums written for the policies that we produce and service. We do not have any ability to control such rates, and in certain states premium rates are established by regulation. Further, our insurance carrier clients may in the future seek to reduce the service fees paid to us.

Our carrier partners also have the ability to terminate their agreements with us under certain circumstances, as described in more detail under “Business—Clients”. In addition, some of our clients may cease offering workers’ compensation products, or cease operations completely. For example, in March 2012 we were forced to terminate our program administrator agreement with Ullico, one of our insurance carrier clients, and to commence a process to wind-down our program under this agreement. The basis for termination, pursuant to the agreement, was the sudden and substantial deterioration of Ullico’s financial position and results of operations. Subsequent to the termination of the agreement with Ullico, Ullico continued to remit portions of the total fee income receivable to us, and we believed it was more likely than not that all remaining outstanding balances due from Ullico would be paid to us based on the sufficiency of Ullico’s cash and invested assets through and as of December 31, 2012. On March 11, 2013, the Delaware Insurance Commissioner commenced rehabilitation proceedings against Ullico and, subsequently on May 30, 2013, Ullico was liquidated. Based on these developments, we determined in 2013 that it was probable that the remaining outstanding balances due from Ullico were impaired and a provision was established for 100% of these balances due.

In the event our carrier partners terminate their agreements with us, our clients cease offering workers’ compensation products, our clients cease operations completely, or under certain other circumstances, we could experience a significant decrease in revenue. Under such circumstances, we would attempt to replace that relationship and transition the business to another carrier partner. However, there can be no assurance that we would be able to do so successfully or at all.

Further, we are subject to counterparty credit risk due to our dependence on a small number of insurance carrier clients. Although we monitor our exposure to counterparty credit risk, if any of these clients ceases doing business or fails to perform its obligations under our contracts with them, our business, financial position and results of operations would be materially adversely affected.

For more information about Guarantee Insurance, Zurich and Scottsdale, and the terms of our relationships with them, see “Business—Clients” and “Certain Relationships and Related Transactions and Director Independence—Relationship and Transactions with Guarantee Insurance Group and Guarantee Insurance.”

Our relationship with Guarantee Insurance may create conflicts of interest, and we cannot be certain that all our transactions with Guarantee Insurance will be conducted on the same terms as those available from unaffiliated third parties.

Mr. Mariano, our founder, Chairman, President and Chief Executive Officer, beneficially owns 59.5% of the outstanding shares of our common stock and substantially all of the outstanding equity of Guarantee Insurance Group, the parent company of Guarantee Insurance. As such, we cannot assure you all of our transactions with Guarantee Insurance will be on the same terms as those available with unaffiliated third parties or that the affiliation will not otherwise impact our actions in a manner that is adverse to us or our stockholders. Although most of our operations were separated from Guarantee Insurance and consolidated under Patriot National, Inc. in the Reorganization in November 2013, a substantial portion of our revenues is generated through our relationship with Guarantee Insurance. Our total fee income and fee income from related party pursuant to contracts with Guarantee Insurance and our fee income from related party constituted 71% and 46%, respectively, of our total fee income and fee income from related party for the year ended December 31, 2014. Furthermore, on August 6, 2014, we acquired, through the Acquisitions, contracts to provide marketing, underwriting and policyholder services and our Patriot Care Management Business from entities controlled by Mr. Mariano; concurrently, we also entered into a new agreement with Guarantee Insurance to provide all such services that GUI had provided to Guarantee Insurance, its parent, prior to the GUI Acquisition.

Although Mr. Mariano is no longer a board member or officer of Guarantee Insurance Group or Guarantee Insurance, and we have implemented a related party transaction policy in connection with this offering, because of his ownership position in Guarantee Insurance Group, Mr. Mariano’s interests in our dealings with Guarantee Insurance may not align with our other stockholders. See “Certain Relationships and Related Party Transactions.”

If we cannot sustain our relationships with independent retail agencies, we may be unable to operate profitably.

We market and sell the insurance products of our carrier partners primarily through direct contracts with over 1,000 independent, non-exclusive retail agencies, some of which account for a large portion of our revenues. Other insurance companies and insurance service companies compete with us for the services and allegiance of these agencies. These agencies may choose to direct business to our competitors, or may direct less desirable business to us. Our business relationships with these agencies are generally governed by our standard form agreements with them that typically provide that the agreement may be terminated on 30 days’ notice by either party without cause.

For the year ended December 31, 2014, approximately 14% of our total premiums written for policies issued by Guarantee Insurance and by us on behalf of our carrier partners were derived from various offices of TriGen Insurance Solutions, Inc. No other agencies accounted for more than 5% of our total premiums written.

As a result, our continued profitability depends, in part, on the marketing efforts of our independent agencies and on our ability to offer workers’ compensation insurance products through our carrier partners that meet the requirements and preferences of our independent retail agencies and their clients. A significant decrease in business from, or the entire loss of, our largest agencies or several of our other large agencies would have a material adverse effect on our business, financial condition and results of operations.

Our geographic concentration ties our performance to business, economic and regulatory conditions in certain states, and unfavorable conditions in these states could have a significant adverse impact on our business, financial condition and results of operations.

As of December 31, 2014, a majority of our reference premiums written is concentrated in Florida, California, New Jersey, Georgia, New York and Pennsylvania, with Florida and California being the largest contributors.

Our workers’ compensation insurance service operations could be particularly adversely affected by an economic downturn in one or more of these states. In addition to the various other factors that could impact the economic and labor market conditions in these states, conditions could be affected by local or regional events, including natural disasters, such as hurricanes or earthquakes, or other catastrophic events that disrupt the local economy and cause businesses to cease operations or decrease payroll, thus reducing demand for workers’ compensation insurance.

We could also be adversely affected by any material change in law, regulation or any court decision affecting the workers’ compensation insurance industry generally in these states. For example, in Florida and New Jersey where a significant portion of the policies that we service are written, insurance regulators establish the premium rates charged by our carrier partners. If insurance regulators in these states decrease premium rates or prevent them from increasing, it would directly adversely impact our fees that are based on a percentage of reference premiums written. In addition, if regulators set rates below those that our carrier partners require to maintain profitability, our carrier partners may be less willing to write policies in those states or attempt to negotiate lower fees from us, which would adversely impact the revenues we generate through our relationships with our carrier partners.

Any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations.

We are subject to extensive regulation and supervision and our failure to comply with such regulation or adapt to new regulatory and legislative initiatives may adversely impact our business.

We are subject to extensive regulation by the insurance regulatory agencies of the states in which we are licensed and, to a lesser extent, federal regulation. For example, approximately half of the states in the United States have enacted laws that require licensing of businesses which provide medical review services such as ours. Some of these laws apply to medical review of care covered by workers’ compensation. These laws typically establish minimum standards for qualifications of personnel, confidentiality, internal quality control and dispute resolution procedures. We are also subject to state insurance fraud provisions, as well as federal fraud-and-abuse, anti-kickback and false claims statutes. Such laws, regulation and supervision could reduce our profitability or growth by increasing compliance costs or by restricting the products or services we may sell, the markets we may enter, the methods by which we may sell products and services, the prices we may charge for our services and the form of compensation we may accept from our carrier partners and other clients. Failure to comply with these laws and regulation may result in the suspension or revocation of licenses, censures, redress to clients and fines.

Licensing laws and regulations vary from state to state, but in general many of the services that we provide require licensing. For example, our policyholder services and claims administration activities generally require licensing at the state level. In all states, the applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally such authorities are vested with relatively broad and general discretion as to the granting, renewing and revoking of licenses and approvals. Licenses may be denied or revoked for various reasons, including the violation of regulations and conviction of crimes. Possible sanctions which may be imposed by regulatory authorities include the suspension of individual employees, limitations on engaging in a particular business for specified periods of time, revocation of licenses, censures, redress to clients and fines.

Further, state insurance regulators and the National Association of Insurance Commissioners (“NAIC”) continually re-examine existing laws and regulations, and such re-examination may result in the enactment of insurance-related laws and regulations, or the issuance of interpretations thereof, that adversely affect our business. In some instances, we follow practices based on interpretations of laws and regulations generally followed by the industry, which may prove to be different from the interpretations of regulatory authorities.

In addition, changes in legislation or regulations and actions by regulators, including changes in administration and enforcement policies, could from time to time require operational changes that could result in lost revenues or higher costs or hinder our ability to operate our business. For example, we offer reinsurance captive entity design and management services, and expect to be able to continue offering such services. The NAIC has established a subgroup to study the use of reinsurance captive entities and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations. Any action by federal, state or other regulators that adversely affects our ability to offer services in relation to reinsurance captive entities, either retroactively or prospectively, could have an adverse effect on our business, financial condition and results of operations.

Additionally, the method by which insurance brokers are compensated has received substantial scrutiny in the past decade because of the potential for conflicts of interest. Adverse regulatory developments regarding the forms of compensation we can receive (for example, contingent commissions), could adversely affect our business, financial condition and results of operations.

In addition to compliance challenges posed by the regulatory environment in which we operate, regulatory changes could also affect the fundamentals of our business if they reduced demand for our services. For example, any change to workers’ compensation laws or regulations that reduced demand for workers’ compensation insurance or resulted in fewer or less severe workers’ compensation claims could adversely impact our business and prospects.

Our carrier partners, as insurance companies, are also heavily regulated by the states in which they operate, as well as by the federal government for participation in government-sponsored programs such as Medicare and Medicaid. They are subject to regulations regarding, among other things, solvency, capital levels, loss reserves, investments, pricing, and affiliate transactions. Although we are not subject to regulation as an insurance company, pursuant to our agreements with our insurance carrier clients, we assume liability for compliance with all applicable laws, regulations and regulatory bulletins regarding the reporting of policy data for our clients. We are liable for payments or reimbursements in connection with any fines or penalties imposed on our clients arising out of services we perform for them under the agreements, and we would be required participate fully with our clients in any action plan or other corrective measures required by any regulatory agency or body, which could be costly and divert management’s attention. In addition, we could also be indirectly impacted by regulatory changes that affect our carrier partners if they cause them to terminate or alter their relationships with us.

Our carrier partners can also be impacted by federal legislation. For example, the TRIA which provides a federal backstop insurance program for acts of terrorism, is scheduled to expire at the end of 2020. Because workers’ compensation carriers are not able to exclude acts of terrorism from the coverage they offer, if the TRIA is not extended beyond 2020, its expiration could lead to reduced capacity of private insurers if they are unable to sufficiently increase premium rates or are otherwise unwilling to take on the additional risk. Should the TRIA expire and our carrier partners decrease their business levels in certain markets where we provide services for them, it could decrease the revenues we generate in those markets. We are unable to predict whether the TRIA will be extended beyond 2020 or whether any such extension would include changes to the TRIA that would negatively impact our carrier partners.

In addition, we are required to comply with federal and state laws governing the transmission, security and privacy of individually identifiable health information that we may obtain or have access to in connection with the provision of our services, including the HIPAA and the HITECH Act, which sets forth health information security breach notification requirements and increased penalties for violation of HIPAA. Despite the security measures that we have in place to ensure compliance with these privacy and data protection laws, our facilities and systems, and those of our insurance carrier clients and other clients, are vulnerable to security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and human errors or other similar events. Enforcement actions for violation of the applicable privacy and data protection laws against us could be costly and could interrupt regular operations, which may adversely affect our business. While we have not received any notices of any such violation and believe we are in compliance with such laws, there can be no assurance that we will not receive such notices in the future.

We are unable to predict what additional government initiatives, if any, affecting our business may be promulgated in the future. Proposals for healthcare legislative reforms are regularly considered at the federal and state levels. To the extent that such proposals affect workers’ compensation, such proposals may adversely affect our business, financial condition and results of operations. Our business may be adversely affected by failure to comply with existing laws and regulations, failure to obtain necessary licenses and government approvals or failure to adapt to new or modified regulatory requirements. See “Business—Regulation.”

Changes in the healthcare industry could adversely impact our performance.

Our recently acquired Patriot Care Management Business provides healthcare cost containment services in connection with workers’ compensation claims, including bill review and telephonic nurse case management. As a result of the PPACA and other regulatory and industry initiatives, the healthcare industry has been evolving rapidly in recent years and is expected to continue to do so. The impact of these changes on our business is uncertain, but it is possible that they could result in reduced demand for, or effectiveness of, our healthcare cost containment services. For example, if the PPACA is successful in increasing healthcare coverage, improving wellness and/or slowing the growth rate of, or even reducing healthcare costs, it could decrease the frequency and severity of workers’ compensation claims. Alternatively, if an increase in the availability of healthcare insurance coverage resulted in demand for healthcare services outpacing available supply, it could make it more difficult for us to contain healthcare costs.

In addition, healthcare providers have become more active in their efforts to minimize the use of certain cost containment techniques by insurers and are engaging in litigation to avoid application of certain cost containment practices. Recent litigation between healthcare providers and insurers has challenged certain insurers’ claims adjudication and reimbursement decisions. Although these lawsuits do not directly involve us or any services we provide, these cases may affect the use by insurers of certain cost containment services that we provide and may result in a decrease in revenue from our cost containment business.

If we are unable to adapt to healthcare market changes with our existing services or by developing and providing new services, our business would be adversely affected.

If we fail to grow our business organically we may be unable to execute our business plan or adequately address competitive challenges.

As part of our growth strategy, we intend to diversify our business by entering into relationships with additional insurance carrier and other clients. As a result, we are subject to certain growth-related risks, including the risk that we will be unable to retain personnel or acquire other resources necessary to service such growth adequately. While we have recently engaged in relationships with additional insurance carrier and other clients, we cannot be certain that these relationships will be successful in generating revenue or that we will be successful in establishing relationships with other potential insurance carrier and other clients that we identify in the future. In addition, the integration and management of new client relationships may divert management time and focus from operating our current businesses, and the development of the technology and other infrastructure necessary to service or facilitate new relationships could require substantial effort and expense.

We have limited experience in acquiring other companies and businesses, and we may have difficulty integrating the operations of companies or businesses that we may acquire and may incur substantial costs in connection therewith.

A significant component of our growth strategy is the acquisition of other insurance services operations. Our experience acquiring companies has been relatively limited to date, and all such experience has been in transactions with related parties. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions. The costs and benefits of future acquisitions are uncertain. Any of these transactions could be material to our business, financial condition and results of operations. In addition, the process of integrating the operations of an acquired company may create unforeseen operating difficulties and expenditures. The key areas where we may face risks and uncertainties include:

●	the need to implement or remediate controls, procedures and policies appropriate for a public company at companies that, prior to the acquisition, lacked these controls, procedures and policies;
●	disruption of ongoing business, diversion of resources and of management time and focus from operating our business to acquisitions and integration challenges;
●

our ability to achieve anticipated benefits of acquisitions by successfully marketing the service offerings of acquired businesses to our existing partners and clients, or by successfully marketing our existing service offerings to clients and partners of acquired businesses;

●

the negative impact of acquisitions on our results of operations as a result of large one-time charges, substantial debt or liabilities acquired or incurred, amortization or write down of amounts related to deferred compensation, goodwill and other intangible assets, or adverse tax consequences, substantial depreciation or deferred compensation charges;

●	the need to ensure that we comply with all regulatory requirements in connection with and following the completion of acquisitions;
●	retaining employees and clients and otherwise preserving the value of the assets of the businesses we acquire; and
●	the need to integrate each acquired business’s accounting, information technology, human resource and other administrative systems to permit effective management.

Due to the fragmented nature of the workers’ compensation insurance services industry, it may be difficult to identify appropriate acquisition targets. Even if we identify appropriate targets, we may be unable to acquire businesses on terms that we consider acceptable due to a variety of factors, including competition from other strategic buyers or financial buyers. Furthermore, in order to achieve the growth we seek, we may acquire numerous smaller market participants, which could require significant attention from management and increase risks, costs and uncertainties associated with integration.

Our goodwill and intangible assets could become impaired, which could lead to material non-cash charges against earnings.

As of December 31, 2014, we had approximately $61.5 million of goodwill and approximately $33.0 million of net intangible assets (the latter, net of $1.8 million of accumulated amortization and generating a deferred tax liability of approximately $13.2 million) recorded, which represents, in the aggregate, 66% of our total assets. This goodwill and intangible assets are primarily associated with the Acquisitions. We assess potential impairment on our goodwill and intangible asset balances, including client lists, on an annual basis, or more frequently if there is any indication that the asset may be impaired. Any impairment of goodwill or intangible assets resulting from this periodic assessment would result in a non-cash charge against current earnings, which could lead to a material impact on our results of operations, statements of financial position, and earnings per share. Any decline in future revenues, cash flows or growth rates as a result of further adverse changes in the economic environment, the failure of any acquired business to perform in accordance with our expectations or an adverse change resulting from new governmental regulations or other factors could lead to an impairment of goodwill or intangible assets.

We operate in a highly competitive industry, and others may have greater financial resources to compete effectively.

The market for workers’ compensation insurance services is highly competitive. Competition in our business is based on many factors. In competing to offer our services to insurance carriers, we compete based on pricing, quality and scope of available services, underwriting practices, reputation and reliability, ability to reduce claims expenses, customer service and general experience. In competing to place business on behalf of our carrier partners, competition is also based on the product offerings, premium pricing and financial strength, ratings and reputation of our carrier partners. In some cases, our competitors may offer lower priced products or services than we do. If our competitors offer more competitive prices, payment plans, services or commissions to independent retail agencies, we could lose our market share or have to reduce our prices in order to maintain our market share, which would adversely affect our profitability. If we are unable to reduce claims expenses for our carrier partners or otherwise demonstrate the value of our services to our partners and clients, we could lose our market share or be forced to offer lower priced services to maintain our market share. Our competitors are national and regional insurance companies that provide services similar to ours through in-house capabilities or separate divisions, and other workers’ compensation insurance agencies and service providers, many of which are significantly larger and possess considerably greater financial, marketing and other resources than we do. As a result of this scale, they may be able to capitalize on lower expenses to offer more competitive pricing.

In policyholder services, we believe we compete with numerous national wholesale agents and brokers, as well as insurance companies that sell directly to clients. In claims administration services, we compete with numerous businesses of varying sizes that offer claims management, cost containment, and/or other services that are similar to those that we offer. With respect to our insurance carrier clients in particular, we also compete with insurance companies that service their policies in-house rather than outsourcing to a provider like us. In all of the services we provide, we also compete with numerous smaller market participants that may operate in a particular geographic area or segment of the market, or offer only a particular service.

Many of our competitors are multi-line carriers that can provide workers’ compensation insurance and related services at a loss in order to obtain other lines of business at a profit. While we believe our outsourcing services could offer an attractive alternative to such multi-line carriers, it may be difficult for us and our carrier partners to compete with such carriers if they continue to service their policies in-house at a loss. If we are unable to compete effectively, our business, financial condition and results of operations could be materially adversely affected.

We compete on the basis of the quality of our outcome-driven service model, and our failure to continue to perform at high levels could adversely affect our business.

We believe our ability to deliver demonstrable value and help our clients generate cost savings through our proprietary SWARM process and other cost containment services is a key competitive advantage. As we grow, whether organically or through acquisitions, we may expand into different geographic regions or service policies in different industries and risk classes. We will also need to adapt to regulatory and technological changes over time. If we are unable to adapt our processes and services as necessary to maintain our historical performance levels in terms of claims processing and closure rates as a result of this growth and change, it could adversely affect our client relationships and ability to earn and retain business.

Our business is dependent on the efforts of our senior management and other key employees who leverage their industry expertise, knowledge of our markets and services and relationships with independent retail agencies that sell the insurance products of our carrier partners.

We believe our success will depend in substantial part upon our ability to attract and retain qualified executive officers and other skilled employees who are knowledgeable about our business and strategy. We rely substantially on the services of our executive management team and other key employees, including Mr. Mariano, our founder, Chairman, President and Chief Executive Officer, and beneficial owner of 59.5% of the outstanding shares of our common stock. Although we are not aware of any planned departures or retirements of any member of our senior management team, if we were to lose the services of one or more such members, our business, financial condition and results of operations could be adversely affected.

Our success will also depend on our ability to attract and retain highly-qualified personnel to operate our claims management and cost containment services. We believe that our ability to deliver a high-quality and cost-effective claims management solution through our proprietary SWARM process is a key competitive advantage, and experienced and knowledgeable managers and personnel are an important component of this process. If we are unable to attract and retain such managers and personnel on satisfactory terms, especially as we grow our business, our performance and results of operations could be adversely affected.

We are reliant on our information processing systems and any failure or inadequate performance of these systems could have a material adverse effect on our business, financial condition and results of operations.

Our business relies on information systems to provide effective and efficient service to our carrier partners and other clients, process claims, and timely and accurately report results to carriers. In particular, our WCE system plays a pivotal role in all aspects of the services we provide, which can range from the issuance of new policies on behalf of carrier partners, to the administration and adjudication of claims. We made a significant investment in this system and deployed it in August 2013 as our primary system, and we believe it is a key factor in our ability to provide a comprehensive range of services to our carrier partners and to differentiate ourselves from our competitors in all aspects of our business. However, we have only used WCE as our primary system since August 2013 and we cannot be certain that we will not experience interruptions or other system failures in the future, or that the system will meet our performance expectations and that of our carrier partners and independent retail agencies, although we have not experienced significant interruptions or issues to date.

An interruption of our access to, or failure in the performance of, our WCE system or our other information technology, telecommunications or other systems could significantly impair our ability to perform essential services on a timely basis. If sustained or repeated, such an interruption or failure could result in a deterioration of our ability to process new and renewal business, provide customer service, manage and investigate claims in a timely and cost-effective manner or perform other necessary business functions. Any of the foregoing could result in a loss of confidence by our carrier partners or otherwise adversely affect our relationships with them. In addition, we expect that a considerable amount of our future growth will depend on our ability to process and manage claims data more efficiently and to provide more meaningful healthcare information to clients and payors of healthcare services and expenses. If we experience such interruptions or failures, or if the WCE system does not provide the benefits we anticipate or support our future growth, we could be required to invest significant funds in the upgrade, modification or repair of the system.

Interruption or loss of our information processing capabilities through loss of stored data, breakdown or malfunctioning of computer equipment and software systems, telecommunications failure, or damage caused by fire, tornadoes, lightning, electrical power outage, or other disruption could have a material adverse effect on our business, financial condition and results of operations. Although we have disaster recovery procedures in place and insurance to protect against such contingencies, we cannot be sure that insurance or these services will continue to be available, cover all our losses or compensate us for the possible loss of clients occurring during any period that we are unable to provide business services.

In addition, we developed our WCE system in conjunction with a technology vendor. While we have a license from that vendor and have developed proprietary customizations for the WCE system, there can be no assurance that others have not developed or will not develop similar or superior technologies.

Cyber-attacks or other security breaches involving our computer systems or the systems of one or more of our clients, independent retail agencies or vendors could materially and adversely affect our business.

We manage a large amount of highly sensitive and confidential consumer information including personally identifiable information, protected health information and financial information, and are subject to regulatory requirements regarding data security. Our systems, including our WCE system, like others in the insurance services industry, are vulnerable to cyber security risks, and we are subject to potential disruption caused by cyber-attacks on our systems. Such attacks may have various goals, from seeking confidential information to causing operational disruption. Although to date such activities have not resulted in material disruptions to our operations or, to our knowledge, breach of any security or confidential information, and we have taken, and continue to take, actions to protect the security and privacy of our information, no assurance can be provided that such disruptions or breach will not occur in the future. In addition, in the event that new data security laws are implemented, or our carrier partners or other clients determine to impose new requirements on us relating to data security, we may not be able to timely comply with such requirements, or such requirements may not be compatible with the current processes employed by our WCE system. Any significant violations of data privacy and failure to timely implement required changes could result in the loss of business, litigation, regulatory investigations, penalties or negative publicity that could damage our reputation with existing or potential carrier partners and clients and adversely affect our business.

If we infringe on the proprietary rights of others, our business operations may be disrupted, and any related litigation could be time consuming and costly.

Third parties may claim that we have violated their intellectual property rights. Any such claim, with or without merit, could subject us to costly litigation and divert the attention of key personnel. To the extent that we violate a patent or other intellectual property right of a third party, we may be prevented from operating our business as planned, and we may be required to pay damages, to obtain a license, if available, to use the right or to use a non-infringing method, if possible, to accomplish our objectives. The cost of such activity could have a material adverse effect on our business.

We are, and may become, party to lawsuits or other claims that could adversely impact our business.

In the normal course of our business, we are named as a defendant in suits by insureds or claimants contesting decisions by us or our clients with respect to the settlement of claims. There can be no assurance that additional lawsuits will not be filed against us. There also can be no assurance that any such lawsuits will not have a disruptive impact upon the operation of our business, and that the defense of the lawsuits will not consume the time and attention of our senior management and financial resources or that the resolution of any such litigation will not have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts and could expose us to interest rate risk to the extent of our variable debt and divert our cash flow from operations to make debt payments.

We have a significant amount of indebtedness. As of December 31, 2014, our total indebtedness was approximately $115.6 million. Although the subsequent financing has reduced that balance to $40 million, the credit agreement governing our senior secured credit facility contains restrictive covenants that limit our ability and the ability of our subsidiaries to:

●	pay dividends and make capital expenditures if we do not repay amounts drawn under our credit facility or if there is another default under our credit facility;
●	incur additional indebtedness, including the issuance of guarantees;
●	merge or consolidate with, or transfer all or substantially all our assets to, another person; or
●	enter into a new line of business.

In addition, all obligations under the senior secured credit facility are guaranteed by all of our existing and future subsidiaries and secured by a first-priority perfected security interest in substantially all of our and our subsidiaries’ tangible and intangible assets, whether now owned or hereafter acquired, including a pledge of 100% of the stock of each guarantor.

Our credit facility further requires us to maintain specified financial ratios and satisfy financial covenants. These financial ratios and covenants could include requirements that we maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio.

Therefore, we may need to seek permission from our lenders in order to engage in some corporate actions. Our lenders’ interests may be different from ours and we may not be able to obtain our lenders’ permission when needed. This may limit our ability to pay dividends to you if we determine to do so in the future, to finance our future operations or capital requirements, to make acquisitions or to pursue business opportunities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Senior Secured Credit Facility.”

Servicing our indebtedness will require a significant amount of cash. Our ability to generate sufficient cash depends on many factors, some of which are not within our control.

Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt arrangements may restrict us from effecting any of these alternatives. Our failure to make the required interest and principal payments on our indebtedness would result in an event of default under the agreement governing such indebtedness, which may result in the acceleration of some or all of our outstanding indebtedness.

Despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above.

We may be able to incur significant additional indebtedness in the future. Although the credit agreement governing our senior secured credit facility contains restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the preceding two risk factors would increase.

Risks Related to Ownership of Our Common Stock

Our founder, Chairman, President and Chief Executive Officer owns a significant percentage of our outstanding capital stock and will be able to influence stockholder and management decisions, which may conflict with your interests as a stockholder.

Mr. Mariano, our founder, Chairman, President and Chief Executive Officer beneficially owns 59.5% of the outstanding shares of our common stock. As a result of his ownership position, Mr. Mariano may have the ability to significantly influence matters requiring stockholder approval, including, without limitation, the election or removal of directors, mergers, acquisitions, changes of control of our company and sales of all or substantially all of our assets. In addition, because he is also our Chief Executive Officer, he has significant influence in our management and affairs. This control may delay, deter or prevent acts that may be favored by our other stockholders, as the interests of Mr. Mariano may not always coincide with the interests of our other stockholders. In particular Mr. Mariano owns substantially all of the outstanding equity of Guarantee Insurance Group, the parent company of Guarantee Insurance. As such, we cannot assure you all of our transactions with Guarantee Insurance will be on the same terms as those available with unaffiliated third parties or that the affiliation will not otherwise impact our actions in a manner that is adverse to us or our stockholders. See “Risks Related to Our Business and Industry—Our relationship with Guarantee Insurance may create conflicts of interest, and we cannot be certain that all our transactions with Guarantee Insurance will be conducted on the same terms as those available from unaffiliated third parties.” Although Mr. Mariano is no longer a board member or officer of Guarantee Insurance Group or Guarantee Insurance, and we have implemented a related party transaction policy in connection with our IPO, we cannot provide assurance that he will not be influenced by his interest in Guarantee Insurance Group and seek to cause us to take courses of action that might involve risks to our other stockholders or adversely affect us or our other stockholders. In addition, this concentration of share ownership may adversely affect the trading price of our shares because investors may perceive disadvantages in owning shares in a company with a significant stockholder.

Furthermore, Mr. Mariano has recently pledged 1,330,380 shares of our common stock, representing approximately 5.0% of our total outstanding shares, to secure obligations under a credit agreement dated as of April 11, 2013, between Mr. Mariano and UBS Bank USA, and Mr. Mariano may make additional pledges of our common stock in the future. In the event of a default by Mr. Mariano under any agreement secured by shares of our common stock, Mr. Mariano’s creditors may foreclose upon any and all of the pledged shares and a change in ownership or control of us could ultimately result.

Future sales, or the perception of future sales, by us or our affiliates could cause the market price for our common stock to decline.

The sale of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We have a total of 26,390,397 shares of common stock outstanding . Of the outstanding shares, 8,315,700 shares are freely tradable without restriction or further registration under the Securities Act, except that any shares held by our affiliates, as that term is defined under Rule 144 under the Securities Act (“Rule 144”), including our directors, executive officers and other affiliates may be sold only in compliance with the volume, manner of sale and other limitations contained in Rule 144. Registration of the sale of these shares of our common stock would permit their sale into the market immediately. The market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.

The remaining 18,074,697 shares outstanding, representing 68.5% of our total outstanding shares of common stock, are “restricted securities” within the meaning of Rule 144 and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144.

In connection with our IPO, we and the PennantPark entities, our directors, director nominees and executive officers, and certain other holders of substantially all of our common stock and other equity securities agreed with the underwriters, subject to certain exceptions, not to offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, or hedge our common stock or securities convertible into or exchangeable or exercisable for our common stock during the period ending July 14, 2015, except with the prior written consent of UBS Securities LLC.

We have reserved a total of 2,824,968 shares for issuance under our 2014 Omnibus Incentive Plan. As of March 18, 2015, we have granted 1,631,269 shares of our common stock in connection with outstanding vested and unvested equity awards under our 2014 Omnibus Incentive Plan and an aggregate of 1,193,699 shares of common stock were available for future issuance under such plan (which amount includes shares issuable upon settlement of time-vesting restricted stock units and performance-vesting stock). Any common stock that we issue, including under our 2014 Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by investors of our common stock. We have filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our 2014 Omnibus Incentive Plan. Accordingly, shares registered under such registration statement will be available for sale in the open market.

Pursuant to the stockholders agreement, dated as of November 27, 2013, among us, Mr. Mariano, Mr. Del Pizzo, and the PennantPark Entities (as amended and restated on January 5, 2015 in connection with our IPO, the “Stockholders Agreement”) and the warrants described under “Certain Relationships and Related Transactions and Director Independence—Stockholders Agreement,” the PennantPark Entities, Advantage Capital and Mr. Del Pizzo have registration rights with respect to 926,085 shares of our common stock that they now hold or may acquire upon exercise of warrants. In connection with our IPO, we also entered into a new registration rights agreement with Mr. Mariano. This agreement provides him with an unlimited number of “demand” registrations as well as customary “piggyback” registration rights.

Upon the expiration of the lock-up agreements described above, 18,408,351 shares held by our affiliates would be subject to volume, manner of sale and other limitations under Rule 144. The shares covered by registration rights represent approximately 69.8% of our outstanding common stock. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

As restrictions on resale end or if these stockholders exercise their registration rights, the market price of our shares of common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

Because we have no plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We do not expect to pay any cash dividends on our common stock for the foreseeable future. We currently intend to retain any additional future earnings to finance our operations and growth. Any future determination to pay cash dividends or other distributions on our common stock will be at the discretion of our board of directors and will be dependent on our earnings, financial condition, operation results, capital requirements, and contractual, regulatory and other restrictions, including restrictions contained in the senior secured credit facility or agreements governing any existing and future outstanding indebtedness we or our subsidiaries may incur, on the payment of dividends by us or by our subsidiaries to us, and other factors that our board of directors deems relevant. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends.”

As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

Our ability to raise capital in the future may be limited, which could make us unable to fund our capital requirements.

Our business and operations may consume resources faster than we anticipate, or we may require additional funds to pursue acquisition or expansion opportunities. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders may experience dilution. Our board is authorized to issue preferred stock which could have rights and preferences senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock, diluting their interest or being subject to rights and preferences senior to their own.

If securities analysts do not publish research or reports about our business or if they downgrade or provide negative outlook on our stock or our sector, our stock price and trading volume could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade or provide negative outlook on our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of our business or fail to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, which may make it more difficult for investors and securities analysts to evaluate our company. As a result, our stockholders may not have access to certain information that they may deem important.

The JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We have elected to take advantage of this extended transition period, and, as a result, our financial statements may not be comparable to those of companies that comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not emerging growth companies.

We could be an emerging growth company for up to five years following January 22, 2015, the date of our IPO, although circumstances could cause us to lose that status earlier, upon the earliest of (i) the last day of the fiscal year in which our annual gross revenues exceed $1.0 billion, (ii) the last day of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months and (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have incurred, and will continue to incur, increased costs, and are subject to additional regulations and requirements as a result of being a public company, which could lower our profits or make it more difficult to run our business.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We have also incurred and will continue to incur costs associated with the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, and related rules implemented by the SEC. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These rules and regulations have increased, and will increase, our legal and financial compliance costs and make some activities more time-consuming and costly. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and material adverse effect on our business, financial condition, results of operations or prospects.

We intend to evaluate our internal controls over financial reporting in order to allow management to report on our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, and rules and regulations of the SEC thereunder, which we refer to as “Section 404.” Our internal control over financial reporting does not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act. In particular, we have not yet established and adopted all of the formal policies, processes and practices related to financial reporting that will be necessary to comply with Section 404. Such policies, processes and practices are important to ensure the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization. The process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting. During the course of our testing, we may identify deficiencies, which we may not be able to remediate in time to meet the deadline imposed by Sarbanes-Oxley Act for compliance with the requirements of Section 404. So long as we are an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404.

Based on an analysis performed in connection with the preparation of our combined financial statements as of and for the year ended December 31, 2013, a material weakness was identified in connection with the incorrect classification of certain warrants outstanding as equity rather than debt. However, these warrants were reclassified as a liability in the financial statements as of and for the years ended December 31, 2013 and December 31, 2014, and we believe this weakness has been remediated, including through the hiring of additional staff and additional procedures as part of our financial statement close process.

If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. We are not currently required to furnish a report on our internal control over financial reporting pursuant to the SEC’s rules under Section 404. We expect that these rules will apply to us when we file our Annual Report on Form 10-K for our fiscal year ending in December 2015, which we will be required to file in March 2016. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. We may also need to upgrade our systems, implement additional financial and management controls, reporting systems and procedures or hire additional accounting and finance staff. We expect to incur additional annual expenses for the purpose of addressing these requirements, and those expenses may be significant. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions, stock exchange delisting or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. This could harm our reputation and cause us to lose existing clients or fail to gain new clients and otherwise negatively affect our financial condition, results of operations and cash flows.

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:

●	a classified board of directors with staggered three-year terms;
●	the ability of our board of directors to issue, and determine the rights, powers and preferences of, one or more series of preferred stock;
●	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
●	certain limitations on convening special stockholder meetings;
●

the removal of directors only for cause and in certain circumstances only upon the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class; and

●

that certain provisions may be amended in certain circumstances only by the affirmative vote of at least 80% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class.

Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our Company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in approximately 23,000 square feet of office space we lease in Fort Lauderdale, Florida. We also lease office space for our regional branch offices in California, Florida, Missouri, North Carolina, Pennsylvania and Texas. We do not own any real property. We consider our facilities to be adequate for our current operations.

Item 3. Legal Proceedings

We are not a party to any pending legal proceedings that we believe are material to us. We may, from time to time, be party to litigation and subject to claims incident to the ordinary course of our business. In the normal course of the workers’ compensation insurance services business, we have been named as a defendant in suits related to decisions by us or our clients with respect to the settlement of claims or other matters arising out of the services we provide. In the opinion of management, adequate reserves have been provided for such matters. However, no assurances can be provided that the result of any such actions, claims or proceedings, now known or occurring in the future, individually or in the aggregate, will not result in a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading publicly on the NYSE under the symbol “PN” on January 16, 2015. Prior to that time, there was no public market for our common stock. As of March 18, 2015, there were approximately 41 holders of record of our common stock. This number does not include beneficial owners who shares are held of record by banks, brokers and other financial institutions.

Dividends

While we have no current plans to pay dividends on our common stock, we will continue to evaluate the cash generated by our business and we may decide to pay a dividend in the future. Any future determinations relating to our dividend policies and the declaration, amount and payment of any future dividends on our common stock will be at the sole discretion of our board of directors and, if we elect to pay such dividends in the future, we may reduce or discontinue entirely the payment of such dividends at any time. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.

Because we are a holding company with limited direct operations of our own, our ability to pay dividends in the future depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of the respective jurisdictions of organization of our operating subsidiaries, or restrictions contained in the senior secured credit facility or agreements governing any existing and future outstanding indebtedness we or our subsidiaries may incur, and restrictions contained in any other agreements of us or our subsidiaries. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Indebtedness  - Senior Secured Credit Facility.”

In addition, under Delaware law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Delaware statutes, or if there is no such surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. If, however, our capital, computed in accordance with the relevant Delaware statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits any dividends upon any shares of our capital stock until the deficiency has been repaired.

Use of Proceeds from Registered Securities

On January 22, 2015, we completed our IPO in which we issued and sold 7,350,000 shares of common stock and the selling stockholders offered and sold 965,700 shares of common stock. The shares sold in the offering, which commenced on January 15, 2015, were registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-1 (Commission File No. 333-200972) (the “Registration Statement”), which was declared effective by the SEC on January 15, 2015. A total of 9,563,055 shares were registered pursuant to the Registration Statement for a proposed maximum aggregate offering price of $172.1 million, including shares of common stock subject to the underwriters’ option to purchase additional shares solely to cover any over-allotments, if any, which was not exercised. The common stock is listed on the New York Stock Exchange under the symbol “PN.” The shares were sold at an initial offering price of $14.00 per share, which generated aggregate proceeds of approximately $116.4 million and net proceeds to us of approximately $98.3 million, after deducting $8.1 million in underwriting discounts and commissions and other expenses.

We used the net proceeds from the IPO, together with borrowings under our senior secured credit facility, to repay (1) $67.6 million outstanding under the amended and restated first lien term loan agreement, dated as of August 6, 2014 (the “PennantPark Loan Agreement”), between, among others, us and certain of our subsidiaries, as borrowers, certain of our other subsidiaries and certain affiliated entities, as guarantors, and PennantPark Investment Corporation and certain of its affiliates, as lenders, and (2) $57.2 million outstanding under the credit agreement, dated as of August 6, 2014 (the “UBS Credit Agreement”), between, among others, us and certain of our subsidiaries, the lenders party thereto and UBS Securities LLC, as lead arranger, bookmanager, documentation agent and syndication agent, in each case including accrued interest and applicable prepayment premiums.

UBS Securities LLC, BMO Capital Markets Corp. and SunTrust Robinson Humphrey, Inc. acted as joint book-running managers of the offering, and JMP Securities LLC and William Blair & Company, L.L.C. acted as co-managers of the offering.

Recent Sales of Unregistered Securities

On August 6, 2014, in connection with an additional $30.8 million tranche of the PennantPark Loan Agreement and as part of the consideration therefor, we issued warrants to purchase an aggregate of 484,260 shares of common stock to the PennantPark Entities at an exercise price of $2.67 per share.

Also on August 6, 2014, in connection with the merger of Six Points Ventures 2, Inc. (“SPV2”), an entity controlled by Mr. Mariano, with and into Patriot Care, Inc., our subsidiary, we issued an aggregate of 3,043,485 of shares of common stock to the SPV2 shareholders, including Mr. Mariano, Mr. Del Pizzo and his spouse Arlene Del Pizzo, Mr. Shanfelter, Mr. Grandstaff and Mr. Pesch, as consideration for all of the outstanding common stock of SPV2.

On January 15, 2015, we issued an aggregate of 965,700 shares of common stock pursuant to the exercise of outstanding warrants held by the PennantPark Entities at an aggregate cash exercise price of $2,578,419, or $2.67 per share.

Each of the transactions referenced above was exempt from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Issuer Purchases of Equity Securities

We did not purchase any shares of our registered equity securities during the quarter ended December 31, 2014.

Item 6. Selected Financial Data

The selected financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our financial statements, related notes and other financial information included herein.  The selected consolidated financial data set forth below for each of the three years in the period ended December 31, 2014 and for each of the three year period as of December 31, 2014 have been derived from our consolidated financial statements.

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues
Fee income	$55,848	$46,486	$25,821
Fee income from related party	46,882	9,387	12,546
Total fee income and fee income from related party (1)	102,730	55,873	38,367
Net investment income	496	87	62
Net realized gains (losses) on investments	14,038	(50)	3
Total Revenues	117,264	55,910	38,432
Expenses
Salaries and related expenses	32,420	15,985	13,189
Commission expense	16,939	8,765	3,216
Management fees to related party for administrative support services (2)	5,390	12,139	8,007
Outsourced services	5,608	3,303	4,452
Allocation of marketing, underwriting and policy issuance costs from related party (3)	1,872	4,687	2,774
Other operating expenses	13,319	4,557	4,587
Interest expense	9,204	1,174	299
Depreciation and amortization	5,935	2,607	1,330
Amortization of loan discounts and loan costs	2,158	5,553	211
Increase in fair value of warrant redemption liability	1,823	—	—
Loss on exchange of units and warrants	—	152	—
Provision for uncollectible fee income	502	2,544	—
Total Expenses	95,170	61,466	38,065
Net income (loss) before income tax expense	22,094	(5,556)	367
Income Tax Expense	11,635	712	—
Net Income (Loss) Including Non-Controlling Interest in Subsidiary	10,459	(6,268)	367
Net income (loss) attributable to non-controlling interest in subsidiary	45	(82)	23
Net Income (Loss)	$10,414	$(6,186)	$344
Earnings (Loss) Per Common Share
Basic	$0.66	$(0.43)	$0.02
Diluted	0.66	(0.43)	0.02
Weighted Average Common Shares Outstanding
Basic	15,754	14,288	14,288
Diluted	15,754	14,288	14,420

	As of December 31,
	2014	2013	2012
	(In thousands)
Consolidated Balance Sheet Data
Assets
Cash	$4,251	$1,661	$1,684
Restricted cash (4)	6,923	4,435	145
Goodwill	61,493	9,953	9,953
Intangible assets	32,988	—	—
Total Assets	142,102	35,979	28,430
Liabilities and Stockholders' equity (deficit)
Total debt	$115,591	$45,330	$4,712
Stockholders' equity (deficit)	(28,261)	(30,888)	8,801

Other Financial and Operating Measures:

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Reconciliation from Net Income (Loss) to Adjusted EBITDA:
Net Income (Loss)	$10,414	$(6,186)	$344
Income Tax Expense	11,635	712	—
Interest expense	9,204	1,174	299
Depreciation and amortization	8,093	8,160	1,541
EBITDA	39,346	3,860	2,184
Net realized (gains) losses on investments	(14,038)	50	(3)
Increase in fair value of warrant redemption liability	1,823	—	—
Loss on exchange of units and warrants	—	152	—
Provision for uncollectible fee income (5)	—	2,544	—
Adjusted EBITDA	$27,131	$6,606	$2,181
Calculation of Adjusted EBITDA margins:
Total Fee Income	$102,730	$55,873	$38,367
Adjusted EBITDA	27,131	6,606	2,181
Adjusted EBITDA margins	26.4%	11.8%	5.7%

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Reconciliation to Operating Cash Flow:
Adjusted EBITDA (calculated above)	$27,131	$6,606	$2,181
Less: Income tax expense	(11,635)	(712)	—
Less: Interest expense	(9,204)	(1,174)	(299)
Less: Purchase of fixed assets and other long-term assets	(1,813)	(36)	(49)
Operating cash flow	$4,479	$4,684	$1,833

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Reconciliation from Net Cash Provided by Operating Activities to Operating Cash Flow:
Net Cash Provided by Operating Activities	$24,360	$6,048	$11,350
Changes in certain assets and liabilities:
Increase (decrease) in:
Fee income receivable	763	3,263	455
Fee income receivable from related party	6,667	1,383	536
Claims reimbursement outstanding	—	(1,101)	(2,247)
Other current assets	(209)	(22)	(14)
Decrease (increase) in:
Net payable to related parties	(924)	3,258	(3,269)
Deferred claims administration services income	(676)	2,493	(1,171)
Net advanced claims reimbursements	(2,433)	(4,003)	21
Income taxes payable	(11,326)	(408)	—
Accounts payable and accrued expenses	(12,023)	(877)	(152)
Net income or (loss) attributable to business generated by GUI, exclusive of depreciation expense	2,252	(5,105)	(3,604)
Net (income) loss attributable to non-controlling interest in subsidiary	(45)	82	(23)
Deferred income taxes	388	(291)	—
Provision for uncollectible fee income, not related to Ullico	(502)	—	—
Purchase of fixed assets and other long-term assets	(1,813)	(36)	(49)
Operating cash flow	$4,479	$4,684	$1,833

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Reconciliation from Net Income (Loss) to Adjusted Earnings (Loss):
Net Income (Loss)	$10,414	$(6,186)	$344
Net realized (gains) losses on investments	(14,038)	50	(3)
Increase in fair value of warrant redemption liability	1,823	—	—
Loss on exchange of units and warrants	—	152	—
Provision for uncollectible fee income (5)	—	2,544	—
Income tax effect related to reconciling items	4,764	(1,071)	1
Adjusted Earnings (Loss)	$2,963	$(4,511)	$342
Calculation of Adjusted Earnings (Loss) Per Common Share
Basic	$0.19	$(0.32)	$0.02
Diluted	0.18	(0.32)	0.02
Weighted Average Common Shares Outstanding
Basic	15,754	14,288	14,288
Diluted	16,864	14,288	14,420

(1)

Represents service fees from Guarantee Insurance, a related party. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal Components of Financial Statements—Revenue.”

(2)

Represents historical fees paid by us to Guarantee Insurance Group for management oversight, legal, accounting, human resources and technology support services provided to us. Our administrative functions have been separated from Guarantee Insurance Group and from August 6, 2014, such payments are no longer made by us in respect of such services.

(3)

Represents historical payments made by us to Guarantee Insurance Group as reimbursements for allocated portions of rent and certain administrative costs incurred by Guarantee Insurance Group on our behalf. Our administrative functions have been separated from Guarantee Insurance Group and from August 6, 2014, such reimbursements are no longer made by us in respect of such costs.

(4)	Represents amounts received from our clients to be used exclusively for the payment of claims on behalf of those clients.
(5)

Represents a provision for uncollectible fee income recorded in connection with the liquidation in May 2013 of Ullico Casualty Company, one of our insurance carrier clients from April 2009 until we terminated the contract effective March 26, 2012.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and our audited consolidated financial statements and accompanying notes included elsewhere in this filing. This discussion includes forward-looking statements that are subject to risks, uncertainties and other factors described under the captions “Risk Factors” and “Forward-Looking Statements.” These factors could cause our actual results to differ materially from those expressed in, or implied by, those forward-looking statements.

Overview

We are a national provider of comprehensive outsourcing solutions within the workers’ compensation marketplace for insurance companies, employers, local governments and reinsurance captives. We offer an end-to-end portfolio of services to increase business production, contain costs and reduce claims experience for our clients. We leverage our strong distribution relationships, proprietary business processes, advanced technology infrastructure and management expertise to deliver valuable solutions to our clients. We strive to deliver these value-added services to our clients in order to help them navigate the workers’ compensation landscape, ensure compliance with state regulations, handle all aspects of the claims process and ultimately contain costs.

We offer two types of services: brokerage, underwriting and policyholder services (or our “brokerage and policyholder services”) and claims administration services (or our “claims administration services”).

We generate fee revenue for our services from our clients based on (1) a percentage of premiums for the policies we service, (2) the cost savings we achieve for our clients or (3) a fixed fee for a particular service. Unlike our insurance and reinsurance carrier clients, we do not generate underwriting income or assume underwriting risk on workers’ compensation plans.

Recent Events

On January 22, 2015, we consummated our initial public offering (the “IPO”) of common stock, par value $0.001 per share, at a public offering price of $14.00 per share, pursuant to the Company’s registration statement on Form S-1 (File No. 333-200972), as amended, filed with the Securities and Exchange Commision under the Securities Act.  In the IPO, we issued and sold 7,350,000 shares of our common stock, and the PennantPark Entities offered and sold 965,700 shares of common stock.

On January 22, 2015, Patriot National, Inc. (the “Company”) entered into the Credit Agreement (the “Credit Agreement”), by and among the Company, BMO Harris Bank N.A., as administrative agent (the “Administrative Agent”) and the other lenders party thereto, which provides for a $40.0 million revolving credit facility and a $40.0 million term loan facility, and fully drew down the $40.0 million term loan facility.

We used the net proceeds from the Offering, together with borrowings under our senior secured credit facility, to repay $67.6 million outstanding under its PennantPark Loan Agreement (as defined below) and to repay $57.2 million outstanding under its UBS Credit Agreement (as defined below), in each case including accrued interest and applicable prepayment premiums. See “—Liquidity and Capital Resources—Indebtedness.”

On January 31, 2015, we entered into an asset purchase agreement with Phoenix Risk Management, Inc., a California corporation (“Phoenix”), pursuant to which the Company agreed to acquire substantially all of the assets of Phoenix for $1,099,000 in cash plus a performance-based cash earn-out of up to $3,000,000. Pursuant to the acquisition agreement, Phoenix will be entitled to an annual earn-out payment of up to $1,000,000 for the next three years subject to reduction on a pro-rata basis if the level of premium earned within the first year does not meet certain targets. The Company did not assume any material liabilities. The transaction closed on February 4, 2015.

On February 5, 2015, the Company purchased 98.8% of the membership interests of DecisionUR, LLC, a California limited liability company which provides web-based Utilization Review Software for the worker’s compensation industry for $2.2 million in cash. The membership interests, previously held by Six Points Investment Partners, LLC, were transferred to the Company pursuant to an Assignment and Assumption Agreement. The transaction closed on February 5, 2015.

Our History and Organization

Mr. Mariano, our founder, Chairman, President and Chief Executive Officer, initially started our workers’ compensation insurance business and acquired Guarantee Insurance in 2003.

Patriot National, Inc. (f/k/a Old Guard Risk Services, Inc.) was incorporated in Delaware in November 2013 to consolidate certain insurance services entities controlled by Mr. Mariano. This Reorganization separated our insurance services business from the insurance risk taking operations of Guarantee Insurance Group.

Effective August 6, 2014, we acquired certain contracts to provide marketing, underwriting and policyholder services to certain of our insurance carrier clients, as well as related assets and liabilities, from a subsidiary of Guarantee Insurance Group in the GUI Acquisition. We also acquired a contract to provide a limited subset of our brokerage and policyholder services to Guarantee Insurance, the balance of which had historically been provided without a contract as GUI is a subsidiary of Guarantee Insurance. We refer to the acquisition of these contracts and related assets and liabilities as the “GUI Acquisition.” Immediately following the GUI Acquisition, we entered into a new agreement to provide all of our brokerage and policyholder services to Guarantee Insurance.

We further expanded our business effective August 6, 2014, through our acquisition from MCMC of the Patriot Care Management Business. The Patriot Care Management Business had been previously controlled by Mr. Mariano and was sold to MCMC in 2011 for approximately $105 million in cash and preferred equity issued by MCMC.

The combined financial statements of Patriot National are comprised of (1) the financial statements of us and those of our subsidiaries which became our subsidiaries in the Reorganization, (2) the results of the Patriot Care Management Business which are reflected in our combined financial statements from August 6, 2014, the effective date of the Patriot Care Management Acquisition, and (3) the revenues and expenses associated with the contracts and certain other assets acquired and liabilities assumed in the GUI Acquisition from GUI, a wholly owned subsidiary of Guarantee Insurance Group and a related party by virtue of common control between us and Guarantee Insurance Group, which became effective August 6, 2014.

Because we and the subsidiaries we acquired in the Reorganization are under common control, and the contracts acquired in the GUI Acquisition were acquired from an entity under common control, our combined financial statements are presented as if all of these companies and businesses, were owned by us for all of the periods presented, as further described in the notes to our combined financial statements included elsewhere in this Annual Report on Form 10-K.

Following the Reorganization and the Acquisitions, we own 100% of the subsidiaries that comprise our insurance services business, with the exception of Contego Services Group, LLC, in which Mr. Mariano maintained a 3% membership interest.

Matters Affecting Historical and Future Comparability

Industry Trends

According to the NCCI Report, the total net premium written by state funds and private carriers of workers’ compensation insurance in the United States was $41.9 billion in 2013, an increase from $33.8 billion in 2010, representing a compound annual growth rate of 7.4% over that period, and according to data compiled by SNL Financial, total direct premium written by workers’ compensation insurance carriers in the United States, which includes the amount of premium reinsured by insurance carriers, was $51.8 billion in 2014, an increase from $40.4 billion in 2010, representing a compound annual growth rate of 6.4% over that period. In the past several years, premium growth in the workers’ compensation industry has been predominantly driven by the recovery of employment levels to generally at or near pre-recession levels, as well as increasing premium rates.

Like other sectors of the insurance industry, the workers’ compensation sector experiences underwriting cyclicality, which generally underpins changes in premium rates. This cyclicality is determined by a number of factors, but there are two notable drivers. First, ultimate loss costs become more difficult to predict when claims remain open for longer periods, generally as a result of wage and medical cost inflation. For example, the NCCI Report indicates that medical costs per claim increased by approximately 6.5% on average per year from 1995 through 2013. Second, the amount of investment income insurance carriers can earn may also influence such carrier’s underwriting practices. Investment income can be sufficiently significant, particularly when claims remain open for longer periods, to compensate for underwriting losses, such as those the workers’ compensation industry has experienced in recent years, as reflected in a greater than 100% combined ratio for all but two years from 1990 to 2013. However, in periods of low interest rates, similar to the current investment environment, insurance carriers cannot generate sufficient investment income to offset underwriting losses, and as a result have demanded higher premium rates. This has led to a modest “hardening” of the workers’ compensation market.

Reorganization and Recent Acquisitions

Our historical financial results for all periods presented in this Annual Report on Form 10-K include the results of the various businesses previously under the common control of Mr. Mariano and to which we succeeded in connection with the Reorganization, as well as the revenues and expenses associated with the contracts and certain other assets acquired and liabilities assumed through the GUI Acquisition. However, revenues and expenses associated with the new agreement we entered into in August 2014 to provide all of our brokerage and policyholder services to Guarantee Insurance, as well as the financial results associated with the Patriot Care Management Business, are included in our historical financial results beginning August 6, 2014 only and are not reflected in our historical financial statements as of or for any earlier period.

Payments to Guarantee Insurance Group

We made payments in the past to Guarantee Insurance Group for rent and certain corporate administrative services costs incurred on our behalf, as well as for fees for management oversight, legal, accounting, human resources and technology support services provided to us. The reimbursements for such costs and payments for such services are reflected as “allocation of marketing, underwriting and policy issuance costs from related party” and “management fees to related party for administrative support services,” respectively, in our historical financial statements. Our administrative functions have been separated from Guarantee Insurance, the agreements pursuant to which such payments were made have been terminated, and such expenses are being incurred directly by us from August 6, 2014. Accordingly, beginning August 6, 2014, such expenses, rather than being reflected in the above items, will be recorded in the line items to which they relate, which are primarily “salaries and salary related expenses,” “outsourced services” and “other operating expenses.”

Public Company Costs

We consummated our Offering on January 22, 2015 and expect to incur additional costs associated with operating as a public company, including hiring additional personnel, improving financial reporting systems, additional directors’ and officers’ liability insurance, director fees and expanding our facilities. We expect that these costs will relate to legal, regulatory, finance, accounting, investor relations and other administrative functions. Sarbanes-Oxley, as well as rules adopted by the SEC and the NYSE, require public companies to implement specified corporate governance practices that are currently inapplicable to us as a private company. We currently estimate that we will incur incremental annual costs, including costs for additional personnel, of approximately $2.5 million to $3.0 million associated with operating as a public company, although it is possible that our actual incremental costs will be higher than we currently estimate.

Key Performance Measures

We use certain key performance measures in evaluating our business and results of operations and we may refer to one or more of these key performance measures in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These key performance measures include:

●

Gross reference premium written: gross reference premium written refers to the aggregate premium, grossed up for large deductible credits, written by or for our insurance carrier partners in respect of the policies we produce and service on their behalf.

●

Reference premium written: reference premium written refers to the earned aggregate premium, grossed up for large deductible credits, written by or for our insurance carrier partners in respect of the policies we produce and service on their behalf. For Guarantee Insurance who records written premium on the effective date of the policy based on the estimated total premium for the term of the policy, reference written premium is equal to written premium based on the estimated total premium for the term of the policy, earned as of the effective date of the policy, grossed up for large deductible credits. Subsequent adjustments to the estimated total premium for the term of the policy are reflected as adjustments to reference written premium when the adjustments become known. For our third party insurance carrier clients who record written premium as premium is collected, reference written premium is equal to collected premium, grossed up for large deductible credits. We evaluate our business (in respect of revenue both from brokerage and policyholder services and from claims administrative services) both in respect of the overall revenue generated by reference premium written, and the margin on such revenue. With respect to our brokerage and policyholder services, changes in reference premium written generally correspond to changes in total revenues.

The policies we write for our insurance and reinsurance carrier clients generally have a term of one year, and reference premium written is earned by our insurance and reinsurance carrier clients on a pro rata basis over the terms of the underlying policies. Likewise, the claims associated with these policies are generally incurred on a pro rata basis over the terms of the underlying policies. Generally, we perform our claims administration services on a claim from the date it is incurred through the date it is closed. We refer to claims that have been incurred, but not yet closed, for a particular period as “managed claims exposures.” With respect to our claims administration services, changes in managed claims exposures generally correspond to changes in total revenues.

●

Adjusted EBITDA: we define Adjusted EBITDA as net income before interest expense, income tax expense (benefit), depreciation and amortization expense and adjusting for certain revenue and expenses attributable to the common units and detachable common stock warrants we have or had issued to our lenders. We currently do not have any common units outstanding.

●	Adjusted EBITDA margins: we define Adjusted EBITDA margins as Adjusted EBITDA divided by the sum of fee income and fee income from related party.
●	Operating Cash Flow: we define Operating Cash Flow as Adjusted EBITDA less income tax expense, interest expense, and capital expenditures.

●

Adjusted Earnings (Loss): we define Adjusted Earnings or Loss and Adjusted Earnings or Loss per share as net income (loss) adjusted for net realized (gains) or losses on investments, increase/(decrease) in fair value of warrant redemption liability and loss on exchange of units and warrants.

We present Adjusted EBITDA, Adjusted EBITDA Margins, Operating Cash Flow and Adjusted Earnings (Loss) in this report because they are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans.  In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA, Operating Cash Flow and Adjusted Earnings (Loss) can provide useful measures for period-to-period comparisons of our core business.  Accordingly, we believe that Adjusted EBITDA, Operating Cash Flow and Adjusted Earnings (Loss) provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Adjusted EBITDA, Adjusted EBITDA Margins, Operating Cash Flow and Adjusted Earnings (Loss) have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our financial results under GAAP.  Some of these limitations are as follows:

•	Although depreciations and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•	Adjusted EDITDA does not reflect changes in, or cash requirements for, our working capital needs or tax payments that may represent a reduction in cash available to us; and

•

Other companies, including companies in our industry, may calculate Adjusted EBITDA, Operating Cash Flow and Adjusted Earnings (Loss) or similarly titled measured differently, which reduce their usefulness as a comparative measure.

Reference Premium Written

	Year Ended December 31,
In millions	2014	2013	2012
Gross Reference Premium Written	$335.1	$350.1	$337.0
Reference Premium Written	$359.9	$357.4	$305.7

Gross reference premium written for the year ended December 31, 2014 was $335.1 million compared to $350.1 million for the year ended December 31, 2013, a decrease of $15.0 million. The decrease was attributable to a $46.0 million decrease in gross reference premium written on behalf of Zurich as a result of Zurich reducing its volumes in California, where business covered by our initial program with Zurich was solely written. In September 2014, we entered into a second program with Zurich that further expands coverage in multiple other states. Additionally, we incurred a decrease of $4.1 million associated with the termination of our contract with Ullico. Ullico was one of our insurance carrier clients from April 2009 until we terminated their contract effective March 26, 2012 in connection with their liquidation. This was partially offset by a $13.0 million increase in Guarantee Insurance gross reference premium written, and the 2014 inception of new contracts with Scottsdale and certain other insurance carrier clients, which generated $22.2 million of gross reference premium written.

Gross reference premium written for the year ended December 31, 2013 was $350.1 million compared to $337.0 million for the year ended December 31, 2012, an increase of $13.1 million. The increase was attributable to a $54.8 million increase in Guarantee Insurance gross reference premium written and a $12.6 million increase in gross reference premium written on behalf of Zurich. These increases were generally attributable to growth in our distribution force, expansion into additional geographic territories and generally the deployment of our initial program with Zurich. These increases were partially offset by a $54.4 million decrease associated with the termination of the Ullico contract.

Reference premium written for the year ended December 31, 2014 was $359.9 million compared to $357.4 million for the year ended December 31, 2013, an increase of $2.5 million. The increase was attributable to a $13.0 million increase in Guarantee Insurance reference premium written and the 2014 inception of new contracts with Scottsdale and certain other insurance carrier clients, which generated $21.8 million of reference premium written. This was partially offset by a decrease in reference premium written on behalf of Zurich of approximately $28.1 million as a result of Zurich reducing its volumes in California, where business covered by our initial program with Zurich was solely written. In September 2014, we entered into a second program with Zurich that further expands coverage in multiple other states. The increase was also partially offset by a decrease of $4.1 million associated with the termination of our contract with Ullico. Ullico was one of our insurance carrier clients from April 2009 until we terminated their contract effective March 26, 2012 in connection with their liquidation.

Reference premium written for the year ended December 31, 2013 was $357.4 million compared to $305.7 million for the year ended December 31, 2012, an increase of $51.7 million or approximately 17%. The increase was attributable to a $54.8 million increase in Guarantee Insurance reference premium written and a $51.2 million increase in reference premium written on behalf of Zurich. These increases were generally attributable to growth in our distribution force, expansion into additional geographic territories and generally the deployment of our initial program with Zurich. These increases were partially offset by a $54.4 million decrease associated with the termination of the Ullico contract.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure and is not in accordance with, or an alternative to, the GAAP information provided in this Annual Report on Form 10-K. For further information regarding our use of non-GAAP financial measures and a reconciliation of Adjusted EBITDA to Net income (loss), see “Selected Financial Data.”

	Year Ended December 31,
In thousands	2014	2013	2012
Net income (loss)	$10,414	$(6,186)	$344
Adjusted EBITDA	27,131	6,606	2,181

Adjusted EBITDA for the year ended December 31, 2014 was $27.1 million compared to $6.6 million for the year ended December 31, 2013, an increase of $20.5 million. The increase was principally attributable to a $46.9 million increase in total fee income and fee income from related party and a $0.4 million increase in net investment income, partially offset by a $26.8 million increase in total expenses (excluding depreciation and amortization and changes in fair value of warrant liabilities, which are added back to net income to arrive at Adjusted EBITDA), all of which are discussed more fully below.

Adjusted EBITDA for the year ended December 31, 2013 was $6.6 million compared to $2.2 million for the year ended December 31, 2012, an increase of $4.4 million. The increase was comprised of a $17.5 million increase in total fee income and fee income from related party, net of a $13.2 million increase in expenses (excluding depreciation and amortization and changes in fair value of warrant liabilities, which are added back to net income to arrive at Adjusted EBITDA), both of which are discussed more fully below.

Operating Cash Flow

Operating cash flow is a non-GAAP financial measure and is not in accordance with, or an alternative to, the GAAP information provided in this Annual Report on Form 10-K. For further information regarding our use of non-GAAP financial measures and a reconciliation of Operating cash flow to Net income (loss), see “Selected Financial Data.”

	Year Ended December 31,
In thousands	2014	2013	2012
Net income (loss)	$10,414	$(6,186)	$344
Operating cash flow	4,479	4,684	1,833

Operating cash flow for the year ended December 31, 2014 was $4.5 million compared to $4.7 million for the year ended December 31, 2013, a decrease of $0.2 million. The decrease was principally attributable to an increase of $10.9 million income tax expense, an increase of $8.0 million interest expense, and $1.8 million increased capital expenditures, mostly offset by a $20.5 million increase in Adjusted EBITDA.

Operating cash flow for the year ended December 31, 2013 was $4.7 million compared to $1.8 million for the year ended December 31, 2012, an increase of $2.9 million. The increase was principally attributable to an increase of $4.4 million Adjusted EBITDA, partially offset by increases of $0.7 million income tax expense and $0.9 million interest expense.

Adjusted Earnings (Loss)

Adjusted Earnings (Loss) is a non-GAAP financial measure and is not in accordance with, or an alternative to, the GAAP information provided in this Annual Report on Form 10-K. For further information regarding our use of non-GAAP financial measures and a reconciliation of Operating cash flow to Net income (loss), see “Selected Financial Data.”

	Year Ended December 31,
In thousands	2014	2013	2012
Net income (loss)	$10,414	$(6,186)	$344
Adjusted earnings (loss)	2,963	(4,511)	342

Adjusted earnings for the year ended December 31, 2014 was $3.0 million compared to a loss of $(4.5) million for the year ended December 31, 2013, an increase of $7.5 million. The increase was principally attributable to a $46.9 million increase in total fee income and fee income from related party and a $0.4 million increase in net investment income, partially offset by a $39.8 million increase in total expenses (excluding increase in fair value of warrant redemption liability, loss on exchange of units and warrants, and provision for uncollectible fee income as adjusted for income tax expense on reconciling items), all of which are discussed more fully below.

Adjusted loss for the year ended December 31, 2013 was $(4.5) million compared to earnings of $0.3 million for the year ended December 31, 2012, a decrease of $4.8 million. The decrease was principally attributable to 2013 amortization of the balance of the discount on the debt associated with the Advantage Capital loan agreement entered into on October 9, 2012, upon the repayment of the loan in full on November 27, 2013, which is discussed more fully below.

Principal Components of Financial Statements

Revenue

We derive substantially all of our revenue from providing brokerage and policyholder services and claims administration services.

With respect to our brokerage and policyholder services, we earn service fees for underwriting and administering workers’ compensation insurance plans for insurance companies. Service fees are generally based on a percentage of estimated ultimate reference premiums written, meaning they are based on the full amount of a policy premium as it is booked by an insurance carrier client at the time the policy is issued, reduced by an allowance for estimated commission income that may be returned by us to the client due to estimated net reductions in estimated total premium for the term of the policy, principally associated with mid-term policy cancellations. With respect to our insurance carrier clients who record written premium as premium is collected, we recognize fee income as the premium is written and collected, reduced by an allowance for estimated commission income that may be returned by us to such clients due to net returns of premiums previously written and collected. In each case, we record the revenue effects of subsequent premium adjustments when such adjustments become known. We also earn service fees on a flat annual fee basis for establishing and administering segregated portfolio cell reinsurance arrangements for captive reinsurers that assume a portion of the underwriting risk from our insurance carrier clients.

With respect to our claims administration services, we earn service fees for administering workers’ compensation claims for insurance and reinsurance companies. Service fees are generally based on a percentage of reference premiums earned, meaning they are based on a portion of the full premium as it is considered earned by an insurance carrier client on a pro rata basis over the term of the policy. We also earn service fees for other services provided to insurance and reinsurance companies and to our other clients such as employers and local governments, which are based on an hourly rate, a percentage of premiums, percentage of subrogation recovered, percentage of savings or a fixed monthly fee, depending on the service. For example, service fees for telephonic nurse case management services on workers’ compensation claims for insurance and reinsurance companies are based on an hourly rate. Service fees for medical bill review services on workers’ compensation claims for insurance and reinsurance companies, based on either a percentage of savings or a flat fee per bill. We also earn service fees for administering workers’ compensation claims for state guarantee associations responsible for handling the claims of insolvent insurance companies based on a fixed amount per open claims per month.

Total fee income and fee income from related party is comprised of “fee income” and “fee income from related party.” A significant portion of our revenue is generated from service fees earned from a related party, Guarantee Insurance. “Fee income” represents fees earned from parties other than Guarantee Insurance, a related party. “Fee income from related party” represents fees earned from Guarantee Insurance. For brokerage and policyholder services, the distinction between fee income and fee income from related party is based on whether the services are performed for Guarantee Insurance or third party insurance carrier clients, regardless of whether any portion of the risk is subsequently transferred to another insurance company or a captive reinsurer.

For claims administration services, the portion of total fee income and fee income from related party that we classify as fee income is based on the net portion of claims expense retained by parties other than Guarantee Insurance. For example, if Guarantee Insurance transfers a portion of the risk under a policy it has written to a captive reinsurer, which is a non-related party, only the fee income from claims administration services associated with the portion retained by Guarantee Insurance is classified as fee income from related party. Likewise, if Zurich, a non-related party, transfers a portion of the risk under a policy it has written to Guarantee Insurance, only the fee income from claims administration services associated with the portion retained by Zurich is classified as fee income, while the fee income from claims administration services associated with the portion transferred to Guarantee Insurance is classified as fee income from related party.

In addition to service fee income, we also derive revenue from net investment income and net realized gains (losses) on investments from our investment portfolio, such as the net gain realized upon the redemption of the MCMC preferred equity in connection with the Patriot Care Management Acquisition.

Expenses

Expenses consist primarily of:

●	salaries and salary related expenses, including benefits;
●	commission expense to agencies that produce business in connection with our underwriting services;
●

management fees for administrative support services incurred by Guarantee Insurance Group (a related party) for our benefit, including executive management, human resources, accounting, information technology and legal services. The management fees charged to us by Guarantee Insurance Group were based on the amount of reference premium written by us for our third-party insurance carrier clients compared to the amount of reference premium written by Guarantee Insurance Group for the periods presented. Effective August 6, 2014, these support services expenses are being incurred directly by us, and from that date forward we no longer pay management fees to Guarantee Insurance Group;

●

outsourced services provided to us by third party-vendors, which include certain claims investigation and loss control expenses, principally incurred in connection with our workers’ compensation claims investigation, transportation and translation and legal and medical bill review services;

●

allocation of marketing, underwriting and policy issuance costs from Guarantee Insurance Group (a related party), representing the amount of marketing, underwriting and policy issuance expenses incurred by Guarantee Insurance Group for our benefit. The allocation costs charged to us by Guarantee Insurance Group were generally based on the amount of reference premium written by us for our third-party insurance carrier clients compared to the amount of reference premium written by Guarantee Insurance Group for the periods presented. Effective August 6, 2014, such costs are being incurred directly by us, and from that date forward Guarantee Insurance Group is no longer allocating these costs to us;

●	other operating expenses incurred in connection with our service offerings, consisting primarily of office rent, temporary labor costs, consulting fees and other expenses;
●	interest expense incurred on our outstanding indebtedness based on applicable interest rates during the relevant periods;
●	depreciation and amortization;
●	amortization of loan discounts and loan costs associated with loan agreements and of the estimated value of equity interests issued pursuant to loan agreements;
●	increases in fair value of equity interests for which the holders have a put option to us; and
●	provision for uncollectible fee income.

Results of Operations

The following table sets forth certain combined statement of operations data derived from our audited combined financial statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
In thousands	2014	2013	2012
Combined Statement of Operations Data
Revenues
Fee income	$55,848	$46,486	$25,821
Fee income from related party	46,882	9,387	12,546
Total fee income and fee income from related party	102,730	55,873	38,367
Net investment income	496	87	62
Net realized gains (losses) on investments	14,038	(50)	3
Total Revenues	117,264	55,910	38,432
Expenses
Salaries and salary related expenses	32,420	15,985	13,189
Commission expense	16,939	8,765	3,216
Management fees to related party for administrative support services	5,390	12,139	8,007
Outsourced services	5,608	3,303	4,452
Allocation of marketing, underwriting and policy issuance costs from related party	1,872	4,687	2,774
Other operating expenses	13,319	4,557	4,587
Interest expense	9,204	1,174	299
Depreciation and Amortization	5,935	2,607	1,330
Amortization of loan discounts and loan costs	2,158	5,553	211
Increase in fair value of warrant redemption liability	1,823	—	—
Loss on exchange of units and warrants	—	152	—
Provision for uncollectible fee income	502	2,544	—
Total Expenses	95,170	61,466	38,065
Net Income (Loss) Before Income Tax Expense	22,094	(5,556)	367
Income tax expense	11,635	712	—
Net Income (Loss) Including Non-Controlling Interest in Subsidiary	10,459	(6,268)	367
Net income (loss) attributable to non-controlling interest in subsidiary	45	(82)	23
Net Income (Loss)	$10,414	$(6,186)	$344

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues:

Total Fee Income and Fee Income from Related Party. Total fee income and fee income from related party for the year ended December 31, 2014 was $102.7 million compared to $55.9 million for the year ended December 31, 2013, an increase of $46.9 million or approximately 84%. The increase was primarily due to an increase in fee income from related party.

For the year ended December 31, 2014, approximately 71% of our total fee income and fee income from related party was attributable to our contracts with Guarantee Insurance, a related party, and approximately 18% of our total fee income and fee income from related party was attributable to contracts with our second largest client.

For the year ended December 31, 2013, approximately 44% of our total fee income and fee income from related party was attributable to our contracts with Guarantee Insurance, and approximately 38% and 12% of our total fee income and fee income from related party were attributable to our contracts with our second and third largest clients, respectively.

Fee Income. Fee income, which represents fee income from non-related parties, for the year ended December 31, 2014 was $55.8 million compared to $46.5 million for the year ended December 31, 2013, an increase of $9.3 million.

This increase was attributable to an increase in claims administration services fees as a result of $10.7 million of fee income earned by the Patriot Care Management Business from non-related parties from the date of acquisition of this service unit on August 6, 2014 to December 31, 2014, combined with a $1.2 million increase in fee income earned from the California Insurance Guaranty Association, which became a customer of ours in June 2014. The increase in claims administration services fees was largely offset by the decrease in brokerage and policyholder services fee income related to the decrease in reference premium written by us for Zurich, as described above under “—Key Performance Measures.”

Our prices by customer for our brokerage and policyholder services and claims administration services were unchanged for the year ended December 31, 2014 relative to the year ended December 31, 2013 and, accordingly, the net increase in fee income was solely related to changes in the volume of business we managed.

Fee Income from Related Party. Fee income from related party for the year ended December 31, 2014 was $46.9 million compared to $9.4 million for the year ended December 31, 2013, an increase of $37.5 million.

The increase was principally attributable to $23.8 million of brokerage and policyholders services fee income from Guarantee Insurance earned from August 6, 2014 to December 31, 2014. On August 6, 2014 we entered into a new agreement with Guarantee Insurance to provide all of our brokerage and policyholder services to Guarantee Insurance, as described elsewhere in this 10-K, with no such contract existing previously during 2014 or 2013. The increase was also partly attributable to an increase in brokerage and policyholder services fee income related to the increase in reference premium written by us for Guarantee Insurance, as described above under “—Key Performance Measures,” and to $6.1 million of claims administration services fee income earned by the Patriot Care Management Business from Guarantee Insurance from the date of acquisition of this service unit on August 6, 2014 to December 31, 2014.

Our prices by customer for our brokerage and policyholder services and claims administration services were unchanged for the year ended December 31, 2014 relative to the year ended December 31, 2013 and, accordingly, the net increase in fee income from related party was solely related to changes in the volume of business we managed.

Net Investment Income. Net investment income was $0.5 million for the year ended December 31, 2014 compared to $0.1 million for the year ended December 31, 2013, an increase of $0.4 million. Net investment income for the year ended December 31, 2014 was principally attributable to interest received in respect of a note receivable from Guarantee Insurance under the Surplus Note, which was retired in connection with the GUI Acquisition effective August 6, 2014.

Net Realized Gains (Losses) on Investments. Net realized gains (losses) on investments was $14.0 million for the year ended December 31, 2014, compared to a loss of $0.1 million for the for the year ended December 31, 2013. The gain recorded in the year ended December 31, 2014 represents the net gain realized upon the redemption of the MCMC preferred equity in connection with the Patriot Care Management Acquisition.

Expenses:

Salaries and Salary Related Expenses. Salaries and salary related expenses for the year ended December 31, 2014 were $32.4 million compared to $16.0 million for the year ended December 31, 2013, an increase of $16.4 million or approximately 103%.

This increase was principally due to additional salary and salary related costs recorded from August 6, 2014, the date on which we began to directly incur salary and salary related costs associated with our brokerage and policyholder services, as well as salary and salary related costs associated with administrative support services, including executive management, information technology, accounting, human resources and legal services. Previously, we received an allocation for such brokerage and policyholder services costs from Guarantee Insurance Group as described under “—Allocation of Marketing, Underwriting and Policy Issuance Costs from Related Party” below, and a portion of such administrative support services costs was incurred in the form of a management fee paid to Guarantee Insurance Group as described under “—Management Fees to Related Party for Administrative Support Services” below. Salary and salary related costs further increased in the period since August 6, 2014 as a result of the new agreement we entered into with Guarantee Insurance to provide all of our brokerage and policyholder services to Guarantee Insurance, as described elsewhere in this 10-K. In addition, effective August 6, 2014, we acquired the Patriot Care Management Business, which has notably increased our workforce. Accordingly, we expect further significant increases in salaries and salary related costs going forward.

Additionally, the increase was in part due to an increase in the size of our claims administration services staff in connection with efforts by us to perform more claims investigation work in-house rather than through outsourced vendors.

Commission Expense. Commission expense for the year ended December 31, 2014 was $16.9 million compared to $8.8 million for the year ended December 31, 2013, an increase of $8.2 million or 93%. This increase is principally due to our assumption of the obligation to pay commissions to retail agencies producing Guarantee Insurance policies from August 6, 2014 pursuant to the new agreement with Guarantee Insurance to provide all of our brokerage and policyholder services to Guarantee Insurance, as described elsewhere in this 10-K. We did not incur such commission expense for the year ended December 31, 2013. Additionally, we incurred additional commission expense for the year ended December 31, 2014 in connection with new contracts we entered into in 2014 with Scottsdale and certain other insurance clients, as described above.

This increase was partially offset by a decrease in commission expense associated with a reduction in premium produced for Zurich, as described above.

Management Fees to Related Party for Administrative Support Services. Management fees to related party for administrative support services for the year ended December 31, 2014 were $5.4 million compared to $12.1 million for the year ended December 31, 2013, a decrease of $6.7 million or 56%. This decrease was in part attributable to a decrease in the proportion of reference premium written by us for our third-party insurance carrier clients relative to reference premium written by Guarantee Insurance (which, as discussed above, generally served as the basis for calculating the management fees).

As described above, in connection with the GUI Acquisition effective August 6, 2014, the management services agreement pursuant to which these fees were payable was terminated and all costs associated with our operations began to be incurred directly by us. Accordingly, beginning August 6, 2014, such expenses, rather than being reflected in this item, are recorded in the line items to which they relate, which are primarily “salaries and salary related expenses,” “outsourced services” and “other operating expenses.”

Outsourced Services . Outsourced services for the year ended December 31, 2014 were $5.6 million compared to $3.3 million for the year ended December 31, 2013, an increase of $2.3 million or 70%. The increase was principally attributable to outsourced services costs incurred by the Patriot Care Management Business from August 6, 2014 (the date of our acquisition of the Patriot Care Management Business) to December 31, 2014. We did not own the Patriot Care Management Business for the year ended December 31, 2013 and, accordingly no such costs were incurred for that period.

Allocation of Marketing, Underwriting and Policy Issuance Costs from Related Party. Allocation of marketing, underwriting and policy issuance costs from Guarantee Insurance Group, a related party, for the year ended December 31, 2014 was $1.9 million compared to $4.7 million for the year ended December 31, 2013, a decrease of $2.8 million or 60%. This decrease was in part attributable to a decrease in the proportion of reference premium produced by us relative to reference premium produced by Guarantee Insurance (which, as discussed above, generally served as the basis for the allocation).

As described above, in connection with the GUI Acquisition effective August 6, 2014, the cost sharing agreement pursuant to which these costs were incurred was terminated and all brokerage and policyholder services costs associated with our operations began to be incurred directly by us. Accordingly, beginning August 6, 2014, such expenses, rather than being reflected in this item, are recorded in the line items to which they relate, which are primarily “salaries and salary related expenses,” “outsourced services” and “other operating expenses.”

Other Operating Expenses. Other operating expenses for the year ended December 31, 2014 were $13.3 million compared to $4.6 million for the year ended December 31, 2013, an increase of $8.8 million. This increase was principally due to the fact that from August 6, 2014, we directly incurred other operating expenses which were previously allocated to us from Guarantee Insurance Group or incurred in the form of a management fee paid to Guarantee Insurance Group as described under “—Salaries and Salary Related Expenses” above.

Additionally, the increase is due to additional other operating expenses incurred from August 6, 2014 and associated with the operations of the Patriot Care Management Business. We did not own the Patriot Care Management Business during the year ended December 31, 2013 and, accordingly, we did not record any such other operating expenses for it for that period. The increase was also partially attributable to an increase in consulting and temporary labor costs incurred in connection with an increase in workload in respect of claims administration services.

We expect that other operating expenses will further increase going forward as a result of the new arrangements in respect of costs associated with both brokerage and policyholder services and administrative support services, as described under “—Salaries and Salary Related Expenses” above.

Interest Expense. Interest expense for the year ended December 31, 2014 was $9.2 million compared to $1.2 million for the year ended December 31, 2013, an increase of $8.0 million. Interest expense for the year ended December 31, 2014, is comprised of interest accruing under (i) the Initial Tranche of the PennantPark Loan Agreement entered into on November 27, 2013 in connection with the Reorganization, (ii) the Additional Tranche of the PennantPark Loan Agreement, as amended, entered into on August 6, 2014 in connection with the GUI Acquisition and (iii) the UBS Credit Agreement entered into on August 6, 2014 in connection with the Patriot Care Management Acquisition, all described elsewhere in this 10-K. We expect a significant reduction of interest expense in the future, due to lower debt balances and interest rates associated with our current Senior Secured Credit Facility, as discussed in Note 6, Notes Payable and Lines of Credit.

Interest expense for the year ended December 31, 2013, reflects $0.7 million of interest in connection with a loan agreement for $10.0 million entered into on October 9, 2012 with Advantage Capital. On November 27, 2013, this loan was repaid in full with a portion of the proceeds of the Initial Tranche of the PennantPark Loan Agreement. See “Certain Relationships and Related Party Transactions—Financing Transactions.”

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2014 was $5.9 million compared to $2.6 million for the year ended December 31, 2013, an increase of $3.3 million. The increase was attributable mainly to an increase in depreciation related to capitalized policy and claims administration system development costs which we incurred principally in the second half of 2013 and first half of 2014 in connection with our WCE platform and, $1.8 million of intangible asset amortization relating to the Patriot Care Management Business for the period August 6, 2014 to December 31, 2014.

Amortization of Loan Discounts and Loan Costs. Amortization of loan discounts and loan costs was $2.2 million for the year ended December 31, 2014 compared to $5.6 million for the year ended December 31, 2013, a decrease of $3.4 million. The decrease was attributable to the fiscal 2013 amortization of the balance of the discount on the debt associated with the Advantage Capital loan agreement entered into on October 9, 2012, upon the repayment of the loan in full on November 27, 2013. This decrease was partially offset by an increase in amortization of loan costs related to the Initial Tranche of the PennantPark Loan Agreement entered into on November 27, 2013 and the Additional Tranche of the PennantPark Loan Agreement and the UBS Credit Agreement, each entered into on August 6, 2014 as described above.

Increase in Fair Value of Warrant Redemption Liability. The increase in fair value of warrant redemption liability was $1.8 million for the year ended December 31, 2014 compared to zero for the year ended December 31, 2013, which represents the change in estimated fair value of the detachable common stock warrants issued to the lenders in connection with the Initial Tranche and Additional Tranche of the PennantPark Loan Agreement and the common stock issued to Advantage Capital pursuant to their September 30, 2014 exercise of common stock warrants as described elsewhere in this 10-K. We recorded this liability, and reflect the changes in the estimated fair value thereof, since the warrant holders and stockholders may at specified times require us to redeem the stock or the warrants for cash, in an amount equal to, in the case of stock, the estimated fair value of the stock or, in the case of warrants, the estimated fair value of the warrants less the total exercise price of the redeemed warrants.

Provision for Uncollectible Fee Income. For the year ended December 31, 2014, we recorded a $0.5 million provision for uncollectible fee income. For the year ended December 31, 2013, we recorded a provision for uncollectible fee income related to our claims administration services, of $2.5 million in connection with the liquidation of Ullico in May 2013. Ullico was one of our insurance carrier clients from April 2009 until we terminated their contract effective March 26, 2012 in connection with their liquidation.

Income Tax Expense. Income tax expense was $11.6 million for the year ended December 31, 2014 compared to $0.7 million for the year ended December 31, 2013, an increase in income tax expense of $10.9 million. Income tax expense for the year ended December 31, 2014 and 2013 was principally comprised of federal income tax expense at a statutory federal rate of 35% and 34%, respectively, and state income tax expense, plus the tax expense associated with (i) the gain on redemption of MCMC preferred equity attributable to the difference between tax basis and book basis and (ii) non-deductible expenses incurred in connection with the acquisition of PCM, and the tax associated with the increase in fair value of warrant redemption liability for the year ended December 31, 2014. Prior to November 27, 2013, certain of our subsidiaries were S Corporations or limited liability companies, electing to be taxed as pass through entities and, accordingly, we did not recognize a federal or state income tax provision for these subsidiaries for the previous portion of the year ended December 31, 2013.

Although our financial statements include the revenues and expenses associated with the GUI contracts and certain other assets and liabilities assumed in the GUI Acquisition, Guarantee Insurance Group will include these revenues and expenses in its consolidated federal income tax return for the period from January 1, 2014 to August 6, 2014 (the effective date of the GUI Acquisition) and has included the revenues and expenses associated with the GUI contracts and certain other assets and liabilities assumed in its consolidated federal income tax return for the year ended December 31, 2013.

Accordingly, we recognized a $16 thousand increase in valuation allowance, which was equal to 100% of the deferred tax expense attributable to the GUI contracts for the year ended December 31, 2014 and a $2.7 million increase in valuation allowance equal to 100% of the deferred tax benefit attributable to the GUI contracts for the year ended December 31, 2013.

Net Income (Loss)

As a result of the factors described above, net income (loss) increased by $16.6 million to $10.4 million for the year ended December 31, 2014 as compared to $(6.2) million for the prior year.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues:

Total Fee Income and Fee Income from Related Party. Total fee income and fee income from related party for the year ended December 31, 2013 was $55.9 million compared to $38.4 million for the comparable period in 2012, an increase of $17.5 million or approximately 46%. The increase was principally due to an increase in fee income.

For the year ended December 31, 2013, approximately 44% of our total fee income and fee income from related party was attributable to our contracts with Guarantee Insurance, a related party, and approximately 38% and 12% of our total fee income and fee income from related party were attributable to contracts with our second and third largest clients, respectively.

For the year ended December 31, 2012, approximately 42% of our total fee income and fee income from related party was attributable to our contracts with Guarantee Insurance and approximately 35% and 21% of our total fee income and fee income from related party were attributable to our contracts with our second and third largest clients, respectively.

Fee Income. Fee income, which represents fee income from non-related parties, for the year ended December 31, 2013 was $46.5 million compared to $25.8 million for the year ended December 31, 2012, an increase of $20.7 million or approximately 80%.

This increase was partly attributable to an increase in brokerage and policyholder services fee income as a result of the growth in reference premiums written by us for Zurich, as described above.

This increase was also partly due to higher claims administration services fee income, for the most part attributable to a decrease by Guarantee Insurance of the portion of claims expense retained on its business (resulting in corresponding claims administration services revenue being classified as fee income rather than fee income from related party), combined with an increase in managed claims exposures as a result of the increase in reference premiums written by us for Zurich, as described above, but partially offset by a decrease in managed claims exposures resulting from the termination the Ullico contract, as described above.

Our prices by customer for brokerage, and policyholder services and claims administration services were unchanged for the year ended December 31, 2013 relative to the year ended December 31, 2012 and, accordingly, the net increase in fee income from related party was solely related to changes in the volume of business we managed.

Fee Income from Related Party. Fee income from related party for the year ended December 31, 2013 was $9.4 million compared to $12.5 million for the year ended December 31, 2012, a decrease of $3.1 million or approximately 25%.

We did not record any brokerage and policyholder services fee income from related party for the years ended December 31, 2013 and 2012, as described above. Following the GUI Acquisition, we entered into a new agreement with Guarantee Insurance effective August 6, 2014 to provide marketing, underwriting and policyholder services. Accordingly, we expect a significant increase in brokerage and policyholder services fee income from related party going forward.

The decrease in fee income from related party is therefore entirely attributable to lower claims administration fee income from related party principally due to the decrease by Guarantee Insurance of the portion of claims expense retained on its business (resulting in corresponding claims administration services revenue being classified as fee income rather than fee income from related party), partially offset by an increase in managed exposures related to the growth in reference premiums written by Guarantee Insurance, as described above.

Our prices by customer for brokerage, underwriting and policyholder services and claims administration services were unchanged for the year ended December 31, 2013 relative to the year ended December 31, 2012 and, accordingly, the net increase in fee income was solely related to changes in the volume of business we managed.

Net Investment Income. We recorded immaterial amounts of net investment income for the year ended December 31, 2013 and 2012.

Expenses:

Salaries and Salary Related Expenses. Salaries and salary related expenses for the year ended December 31, 2013 was $16.0 million compared to $13.2 million for the year ended December 31, 2012, an increase of $2.8 million or approximately 21%. This principally reflects an increase in the size of our claims administration services staff associated with the increase in managed claims exposures as a result of the growth in reference premiums written by Guarantee Insurance and by us for Zurich, as described above. To a lesser degree, the increase was also attributable to efforts by us to perform more claims investigation work in-house rather than through outsourced vendors. These factors were partially offset by a decrease in managed claims exposures resulting from the termination the Ullico contract, as described above.

Commission Expense. Commission expense for the year ended December 31, 2013 was $8.8 million compared to $3.2 million for year ended December 31, 2012, an increase of $5.5 million. The increase was attributable to an increase in commission expense associated with premium produced for Zurich, as described above.

Management fees to related party for Administrative Support Services. Management fees to related party for administrative support services for the year ended December 31, 2013 were $12.1 million compared to $8.0 million for the year ended December 31, 2012, an increase of $4.1 million or approximately 51%. The increase was attributable to an increase in the proportion of reference premium written by us for our third-party insurance carrier clients relative to reference premium written by Guarantee Insurance (which, as discussed above, generally served as the basis for calculating the management fees), partially offset by a decrease in total administrative support services incurred by Guarantee Insurance Group for the benefit of both Guarantee Insurance and us.

Outsourced Services. Outsourced services for the year ended December 31, 2013, were $3.3 million compared to $4.5 million for the year ended December 31, 2012, a decrease of $1.1 million or approximately 26%. The decrease was principally attributable to lower outsourcing costs as a result of efforts by us to perform more claims investigation work in-house rather than through outsourced vendors.

Allocation of Marketing, Underwriting and Policy Issuance Costs from Related Party. Allocation of marketing, underwriting and policy issuance costs from Guarantee Insurance Group, a related party, for the year ended December 31, 2013 was $4.7 million compared to $2.8 million for the year ended December 31, 2012, an increase of $1.9 million or approximately 69%. The increase was attributable to an increase in the proportion of reference premium produced by us relative to reference premium produced by Guarantee Insurance (which, as discussed above, generally served as the basis for the allocation).

Other Operating Expenses. Other operating expenses were $4.6 million for both the year ended December 31, 2013 and 2012.

Interest Expense. Interest expense for the year ended December 31, 2013, was $1.2 million compared to $0.3 million for the year ended December 31, 2012, an increase of $0.9 million.

Interest expense for the year ended December 31, 2013, is comprised of $0.4 million of interest accruing under the Initial Tranche of the PennantPark Loan Agreement entered into on November 27, 2013 in connection with the Reorganization and $0.8 million of interest in connection with a $10.0 million loan agreement entered into on October 9, 2012 with Advantage Capital.

Interest expense for the year ended December 31, 2012 reflects $0.3 million of interest in connection with the $10.0 million Advantage Capital loan as described in “Certain Relationships and Related Transactions and Director Independence—Financing Transactions.” On November 27, 2013, the $10.0 million Advantage Capital loan was repaid in full with a portion of the proceeds of the Initial Tranche of the PennantPark Loan Agreement.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2013, was $2.6 million compared to $1.3 million for the year ended December 31, 2012, an increase of $1.3 million or approximately 100%. The increase was attributable to an increase in depreciation related to capitalized policy and claims administration system development costs in connection with the WCE system, which we incurred principally in the second half of 2013.

Amortization of Loan Discounts and Loan Costs. Amortization of loan discounts and loan costs was $5.6 million for the year ended December 31, 2013 compared to $0.2 million for the year ended December 31, 2012, an increase of $5.4 million.

Amortization of loan discounts for the year ended December 31, 2013 principally represents amortization of the balance of the discount on the debt associated with the Advantage Capital loan agreement entered into on October 9, 2012, upon the repayment of the loan in full on November 27, 2013. See “Certain Relationships and Related Transactions and Director Independence—Financing Transactions.” Amortization of loan discounts for the year ended December 31, 2012, represents amortization of the discount on the debt associated with the Advantage Capital loan agreement entered into on October 9, 2012, as described above.

Amortization of loan costs for the year ended December 31, 2013 was attributable to the Initial Tranche of the PennantPark Loan Agreement. We incurred no material loan costs for the year ended December 31, 2012.

Loss on Exchange of Units and Warrants. We recorded a loss on exchange of units and warrants of $0.2 million for the year ended December 31, 2013, attributable to the fact that in connection with the Reorganization, Advantage Capital, one of our prior lenders, exchanged common units and detachable common stock warrants issued by certain of our subsidiaries for detachable common stock warrants of ours, which had a higher value.

Provision for Uncollectible Fee income. For the year ended December 31, 2013, we recorded a provision for uncollectible fee income of $2.5 million in connection with the liquidation of Ullico in May 2013. Ullico was one of our insurance carrier clients from April 2009 until we terminated the contract effective March 26, 2012. For the year ended December 31, 2012, we determined that no provision for uncollectible fee income was required.

Income Tax Expense. Income tax expense for the year ended December 31, 2013 was $0.7 million. We did not recognize income tax expense or benefit for the year ended December 31, 2012. Income tax expense (benefit) for the years ended December 31, 2013 and 2012 was principally comprised of federal income tax benefit at a statutory federal rate of 34% and state income tax benefit, excluding the income tax benefit related to the amortization of loan discounts. Prior to November 27, 2013, certain subsidiaries were S Corporations or limited liability companies, electing to be taxed as pass through entities and, accordingly, we did not recognize a federal or state income tax provision for these subsidiaries for the period from January 1, 2013 to November 27, 2013 or for the year ended December 31, 2012.

Although our financial statements include the revenues and expenses associated with the GUI contracts and certain other assets and liabilities assumed in the GUI Acquisition, Guarantee Insurance Group has included these revenues and expenses in its consolidated federal income tax returns for the years ended December 31, 2013 and 2012 and, accordingly, we recognized a $2.7 million and $1.7 million increase in valuation allowance, respectively, equal to 100% of the deferred tax benefit attributable to the GUI contracts for the years ended December 31, 2013 and 2012.

Net Income (Loss)

As a result of the factors described above, net loss for the year ended December 31, 2013 was $6.2 million compared to net income of $0.3 million for the year ended December 31, 2012, a decrease in net income of $6.5 million.

Seasonality

Our revenue and operating results associated with our claims administration services are generally not subject to seasonality.

Our revenue and operating results associated with our brokerage and policyholder services are generally subject to seasonal variations as a result of the distribution of renewal dates of existing policies throughout the year, with slightly more renewals in occurring in the first and third calendar quarter based on the current distribution of such dates.

Impact of Inflation

Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had a material impact on our results of operations during the last two fiscal years, nor do we believe it is likely to have such a material impact in the foreseeable future.

Liquidity and Capital Resources

Sources and Uses of Funds

Our principal needs for liquidity have been, and for the foreseeable future will continue to be, working capital, capital expenditures and funding potential acquisitions, potential redemption of detachable common stock warrants, as well as servicing our senior secured credit facility. Our primary sources of liquidity include cash flows from operations and available cash and cash equivalents.

We believe that our cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the foreseeable future. As of December 31, 2014, our unrestricted cash and cash equivalents were $4.3 million. In addition, as of December 31, 2014, we had $6.9 million of restricted cash, which are funds we receive from our insurance carrier clients and that are earmarked exclusively for payments of claims on behalf of such clients. We cannot use such funds for other purposes.

To the extent we require additional liquidity, we anticipate that it will be funded through the incurrence of other indebtedness (which may include capital markets indebtedness, our senior secured credit facility or indebtedness under other credit facilities), equity financings or a combination thereof. Although we have no specific current plans to do so, if we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.

Cash Flows

The following table summarizes our cash flow activities for the years ended December 31, 2014, 2013 and 2012.

	For the Year Ended December 31,
In thousands	2014	2013	2012
Cash flow activities:
Net Cash Provided by Operating Activities	$24,360	$6,048	$11,350
Net Cash Used in Investment Activities	(59,523)	(28,773)	(3,515)
Net Cash Provided by (Used in) Financing Activities	37,753	22,702	(4,600)

Operating Activities

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net cash provided by operating activities for the year ended December 31, 2014 was $24.4 million compared to $6.0 million for the year ended December 31, 2013, an increase of $18.4 million. This increase was attributable to a $20.5 million increase in Adjusted EBITDA discussed above, partially offset by an $8.0 million increase in interest expense discussed above and by changes in certain assets and liabilities, principally fee income receivable from related party, income taxes payable and accounts payable, accrued expenses and other liabilities.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net cash provided by operating activities for the year ended December 31, 2013 was $6.0 million compared to $11.4 million for the year ended December 31, 2012, a decrease of $5.4 million. This decrease was principally attributable to a $5.1 million decrease in certain liabilities, principally net payables to related parties and deferred claims administration services income and a $2.3 million decrease in certain other assets, partially offset by a $2.0 million increase in net income (after adjusting for non-cash income and expense items).

Investing Activities

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net cash used in investing activities for the year ended December 31, 2014 was $59.5 million compared to $28.8 million for the year ended December 31, 2013, an increase of $30.7 million. The increase was principally attributable to $54.9 million of cash used for the  Patriot Care Management Acquisition, as described elsewhere in this 10-K.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net cash used in investing activities for the year ended December 31, 2013 was $28.8 million compared to $3.5 million for the year ended December 31, 2012, an increase of $25.3 million. The increase was principally attributable to a $28.3 million decrease in note receivable from related party, partially offset by a $4.8 million increase in restricted cash.

Financing Activities

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net cash provided by financing activities for the year ended December 31, 2014 was $37.8 million compared to $22.7 million for the year ended December 31, 2013, an increase of $15.1 million. The increase was principally attributable to $51.2 million of net proceeds from borrowings under the UBS Credit Agreement in connection with the acquisition of PCM as described elsewhere in this 10-K, and a $5.3 million decrease in distributions to members and dividends to common stockholders paid during the year ended December 31, 2013. This was partially offset by a $3.7 million increase in loan financing fees and costs incurred in connection with the initial public offering for the year ended December 31, 2014 versus the year ended December 31, 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net cash provided by (used in) financing activities for the year ended December 31, 2013 was $22.7 million compared to ($4.6) million for the year ended December 31, 2012, an increase of $27.3 million. The increase was principally attributable to the receipt of the net proceeds from the Initial Tranche of the PennantPark Loan Agreement combined with a $9.0 million decrease in the payment of stockholder and unitholder distributions. These factors were partially offset by the $10.0 million repayment of debt.

Capital Expenditures

For the year ended December 31, 2014 Patriot and GUI made capital expenditures of $1.5 million and $0.3 million, respectively, for fixed assets and policy and claims administration system development costs, principally in connection with our WCE platform. For the years ended December 31, 2013 and 2012, GUI made capital expenditures of $6.1 million and $6.7 million for fixed assets and policy and claims administration system development costs, principally in connection with our WCE platform.

Our balance sheet as of December 31, 2014 includes balances attributable to these capital expenditures, which we acquired from GUI effective August 6, 2014. Our balance sheet as of December 31, 2013 do not include balances attributable to these capital expenditures. However, amortization associated with these capital expenditures is included in our operating results for the year ended December 31, 2014, 2013 and 2012. Our WCE policy and claims administration system was placed into production in August 2013. Although we expect to make additional capital expenditures related to the development of additional features and functionality related to our WCE policy and claims administration system, we do not anticipate such further costs to be significant.

Indebtedness

Senior Secured Credit Facility

As discussed above under “Recent Events,” on January 22, 2015, we entered into the Credit Agreement which provides for a $40.0 million revolving credit facility and a $40.0 million term loan facility (the “senior secured credit facility”). The senior secured credit facility has a maturity of five years, and borrowings thereunder bear interest, at our option, at LIBOR plus a margin ranging from 250 basis points to 325 basis points or at base rate plus a margin ranging from 150 basis points to 225 basis points. Margins on all loans and fees will be increased by 2% per annum during the existence of an event of default. The revolving credit facility includes borrowing capacity available for letters of credit and borrowings on same-day notice, referred to as swing line loans. At any time prior to maturity, we have the right to increase the size of the revolving credit facility or the term loan facility by an aggregate amount of up to $20.0 million, but in a minimum amount of $5.0 million.

In addition to paying interest on outstanding principal under the senior secured credit facility, we are required to pay a commitment fee to the Administrative Agent for the ratable benefit of the lenders under the revolving credit facility in respect of the unutilized commitments thereunder, ranging from 35 basis points to 50 basis points, depending on specified leverage ratios. With respect to letters of credit, we are also required to pay a per annum participation fee equal to the applicable LIBOR margin on the face amount of each letter of credit as well as a fee equal to 0.125% on the face amount of each letter of credit issued (or the term of which is extended). This latter 0.125% fee is payable to the issuer of the letter of credit for its own account, along with any standard documentary and processing charges incurred in connection with any letter of credit.

The term loan facility amortizes quarterly beginning the first full quarter after the closing date at a rate of 5% per annum of the original principal amount during the first two years, 7.5% per annum of the original principal amount during the third and fourth years and 10% per annum of the original principal amount during the fifth year, with the remainder due at maturity. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity. In the event of any sale or other disposition by us or our subsidiaries guaranteeing the senior secured credit facility of any assets with certain exceptions, we are required to prepay all proceeds received from such a sale towards the remaining scheduled payments of the term loan facility.

In addition, all obligations under the senior secured credit facility are guaranteed by all of our existing and future subsidiaries, other than foreign subsidiaries to the extent the assets of all foreign subsidiaries that are not guarantors do not exceed 5% of the total assets of us and our subsidiaries on a consolidated basis, and secured by a first-priority perfected security interest in substantially all our and our guaranteeing subsidiaries’ tangible and intangible assets, whether now owned or hereafter acquired, including a pledge of 100% of the stock of each guarantor.

The senior secured credit facility contains certain covenants that, among other things and subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to engage in certain business and financing activities and that require us to maintain certain financial covenants, including requirements to maintain (i) a maximum total leverage ratio of total outstanding debt to adjusted EBITDA for the most recently-ended four fiscal quarters of no more than 300% and (ii) a minimum fixed charge coverage ratio of adjusted EBITDA to the sum of cash interest expense (which amount shall be calculated on an annualized basis for the three, six and nine month periods ending March 31, 2015, June 30, 2015 and September 30, 2015) plus income tax expense (or less any income tax benefits) plus capital expenditures plus dividends, share repurchases and other restricted payments plus regularly scheduled principal payments of debt for the same period of a least 150% for the most recently-ended four quarters. The senior secured credit facility allows us to pay dividends in an amount up to 50% of our net income if certain other financial conditions are met. The senior secured credit facility contains other restrictive covenants, including those regarding indebtedness (including capital leases) and guarantees; liens; operating leases; investments and acquisitions; loans and advances; mergers, consolidations and other fundamental changes; sales of assets; transactions with affiliates; no material changes in nature of business; dividends and distributions, stock repurchases, and other restricted payments; change in name, jurisdiction of organization or fiscal year; burdensome agreements;. and capital expenditures. The senior secured credit facility also has events of default that may result in acceleration of the borrowings thereunder, including (i) nonpayment of principal, interest, fees or other amounts (subject to customary grace periods for items other than principal); (ii) failure to perform or observe covenants set forth in the loan documentation (subject to customary grace periods for certain affirmative covenants); (iii) any representation or warranty proving to have been incorrect in any material respect when made; (iv) cross-default to other indebtedness and contingent obligations in an aggregate amount in excess of an amount to be agreed upon; (v) bankruptcy and insolvency defaults (with grace period for involuntary proceedings); (vi) inability to pay debts; (vii) monetary judgment defaults in excess of an agreed upon amount; (viii) ERISA defaults; (ix) change of control; (x) actual invalidity or unenforceability of any loan document, any security interest on any material portion of the collateral or asserted (by any loan party) invalidity or unenforceability of any security interest on any collateral; (xi) actual or asserted (by any loan party) invalidity or unenforceability of any guaranty; (xii) material unpaid, final judgments that have not been vacated, discharged, stayed or bonded pending appeal within a specified number of days after the entry thereof; and (xiii) any other event of default agreed to by us and the Administrative Agent.

UBS Credit Agreement

On August 6, 2014, in connection with the Patriot Care Management Acquisition, we and certain of our subsidiaries entered into the UBS Credit Agreement, which provided for a five-year term loan facility in an aggregate principal amount of $57.0 million that would mature on August 6, 2019. The loan was secured by the common stock of PCM and guaranteed by Guarantee Insurance Group and its wholly owned subsidiaries. Following our IPO, we prepaid all outstanding borrowings under the UBS Credit Agreement, including accrued interest and applicable prepayment premium. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Use of Proceeds from Registered Securities.”

Our borrowings under the UBS Credit Agreement bore interest at a rate equal to the greatest of (x) the base rate in effect on such day, (y) the federal funds rate in effect on such day plus 0.50% and (z) the adjusted LIBOR rate on such day for a one-month interest period plus 1.00%, subject to a minimum rate, plus an applicable margin of 8.00%, which may be increased by additional amounts under certain specified circumstances. The weighted average interest rate under the UBS Credit Agreement for the year ended December 31, 2014 was 11.25%.

PennantPark Loan Agreement

On August 6, 2014, in connection with the GUI Acquisition, we and certain of our subsidiaries, as borrowers, and certain of our other subsidiaries and certain affiliated entities, as guarantors, entered into the PennantPark Loan Agreement with the PennantPark Entities, as lenders. Following our IPO, we prepaid all outstanding borrowings under the PennantPark Loan Agreement, including accrued interest and applicable prepayment premium. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Use of Proceeds from Registered Securities.”

Borrowings under the PennantPark Loan Agreement were comprised of (i) an Initial Tranche in an aggregate principal amount of approximately $37.8 million, and (ii) an Additional Tranche in an aggregate principal amount of approximately $30.8 million of new borrowings. Our borrowings under the PennantPark Loan Agreement were funded at a price equal to 97.5% of the par value thereof and bore interest equal to the sum of (i) the greater of 1.0% or LIBOR and (ii) 11.50%. The weighted average interest rate under the PennantPark Loan Agreement for the year ended December 31, 2014 was 12.5%.

All obligations under the PennantPark Loan Agreement were guaranteed by certain of our subsidiaries as well as several affiliated entities, including GUI, and were generally secured by the tangible and intangible property of the borrowers and the guarantors. In connection with both tranches of the PennantPark Loan Agreement, we issued warrants to the PennantPark Entities to purchase an aggregate of 1,110,555 shares of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The table below provides information with respect to our long-term debt and contractual commitments as of December 31, 2014:

(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$119,572	$15,782	$35,000	$68,790	$-
Interest on long-term debt	40,815	13,252	19,780	7,783	-
Operating lease obligations	11,034	2,964	4,227	2,685	1,158
Capital lease obligation	4,944	2,472	2,472	-	-
Total contractual obligations	$176,365	$34,470	$61,479	$79,258	$1,158

Critical Accounting Policies and Estimates and Recently Issued Financial Accounting Standards

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions could change in the future as more information becomes known and such changes could impact the amounts reported and disclosed herein. Adjustments related to changes in estimates are reflected in our results of operations in the period in which those estimates changed.

Significant estimates inherent in the preparation of our combined financial statements include useful lives and impairments of long-lived tangible and intangible assets, accounting for income taxes and related uncertain tax positions, the valuation of warrant liabilities and accounting for business combinations.

Revenue Recognition

Brokerage and Policyholder Services. We generate fee income for underwriting and servicing workers’ compensation insurance policies for insurance companies, based on a percentage of premiums each writes for its customers. Brokerage and policyholder services are, in all material respects, provided prior to the issuance or renewal of the related policy. For insurance carrier clients who record written premium on the effective date of the policy based on the estimated total premium for the term of the policy, we recognize fee income on the effective date of the related insurance policy reduced by an allowance for estimated commission income that may be returned by us to such clients due to estimated net reduction in estimated total premium for the term of the policy, principally associated with mid-term policy cancellations. For insurance carrier clients who record written premium as premium is collected, we recognize fee income as the premium is collected, reduced by an allowance for estimated commission income that may be returned by us to such clients due to net returns of premiums previously written and collected. In each case, we record the revenue effects of subsequent premium adjustments when such adjustments become known.

Prior to August 6, 2014, our brokerage and policyholder services revenue was derived solely from (1) insurance carrier clients other than Guarantee Insurance, all of which record written premium as premium is collected and (2) Guarantee Insurance under a producer agreement for workers’ compensation policies described below.

We have also historically recorded fee income for soliciting applications for workers’ compensation policies for Guarantee Insurance, a related party, pursuant to a producer agreement between GUI and Guarantee Insurance that we acquired as part of the GUI Acquisition, based on a percentage of premiums procured. The producer agreement provided that the percentage may be amended from time to time upon the mutual consent of the parties. For the years ended December 31, 2013 and 2012, the fees based on a percentage of premium were waived in their entirety and for the year ended December 31, 2012, fees of approximately $0.4 million were agreed. This agreement was terminated effective August 6, 2014.

Generally, as a historical matter, the policies we produced for our insurance carrier clients other than Guarantee Insurance featured payment plans spread across the terms of the respective policies. Because we record brokerage and policyholder services revenue on this business as premium is collected, the commission income we estimate that may be returned by us to such clients due to estimated net reductions in total premium for the term of the policy, principally associated with mid-term policy cancellations, was nominal. Accordingly, we did not maintain an allowance for estimated return commission income on business produced by us for insurance carrier clients other than Guarantee Insurance prior to August 6, 2014.

Additionally, upon termination of our producer agreement with Guarantee Insurance, we and Guarantee Insurance agreed that there would be no further adjustments to commission income associated with changes in total premium for the term of the policy. Accordingly, we did not maintain an allowance for estimated return commission income pursuant to our producer agreement with Guarantee Insurance.

Following the GUI Acquisition, we entered into a new agreement with Guarantee Insurance effective August 6, 2014 to provide marketing, underwriting and policyholder services. Guarantee Insurance records written premium on the effective date of the policy based on the estimated total premium for the term of the policy. Accordingly, for the period from August 6, 2014 to December 31, 2014, we recorded an allowance for estimated return commission income of approximately $1.5 million. We expect a significant increase in brokerage and policyholder services fee income from Guarantee Insurance going forward. We also generate fee income for establishing and administering segregated portfolio cell reinsurance arrangements for reinsurers that assume a portion of the underwriting risk from our insurance carrier clients, based on a flat annual fee which is recognize as revenue on a pro rata basis.

Claims Administrative Services. We generate fee income for administering workers’ compensation claims for insurance and reinsurance companies, generally based on a percentage of earned premiums, grossed up for large deductible credits. We recognize this revenue over the period of time we are obligated to administer the claims as the underlying claims administration services are provided. For certain insurance and reinsurance carrier clients, the fee, which is based on a percentage of earned premiums grossed up for large deductible credits, represents consideration for our obligation to administer claims for a period of 24 months from the date of the first report of injury. For claims open longer than 24 months from the date of the first report of injury for these clients, we generate fee income for continuing to administer the claims, if so elected by the client, based on a fixed monthly fee which is recognized when earned. For certain other insurance and reinsurance clients, we have an obligation to administer the claims through their duration. We also generate fee income from non-related parties for administering workers’ compensation claims for state associations responsible for handling the claims of insolvent insurance companies based on a fixed amount per open claims per month.

We generate fee income for services for insurance and reinsurance companies and other clients, including (i) claims investigative services, generally based on an hourly rate, (ii) loss control management services, based on a percentage of premium, (iii) workers’ compensation claimant transportation and translation services, generally based on an hourly rate, (iv) workers’ compensation claims subrogation services, based on a percentage of subrogation recovered on the date of recovery, (v) workers’ compensation claims legal bill review, based on a percentage of savings on the date that savings are established and (vi) certain other services, based on a fixed monthly fee. We generate fee income for negotiating and settling liens placed by medical providers on workers’ compensation claims for insurance and reinsurance companies and other clients, based on a percentage of savings resulting from the settlement of the lien. We recognize revenue from claims investigations, loss control service administration, claimant transportation and translation, claims subrogation services, workers’ compensation claims lien negotiations and reinsurance management services in the period that the services are provided.

Fee income from related party represents fee income earned from Guarantee Insurance on brokerage and policyholder services and on claims administration services.

Fee income earned from Guarantee Insurance for brokerage and policyholder services historically represents fees for soliciting applications for workers’ compensation insurance for Guarantee Insurance pursuant to a prior producer agreement that we acquired as part of the GUI Acquisition, based on a percentage of premiums written or other amounts negotiated by the parties. This agreement was terminated effective August 6, 2014. Following the GUI Acquisition, we entered into a new agreement with Guarantee Insurance effective August 6, 2014 to provide all of our brokerage and policyholder services. Accordingly, we expect further significant increases in fee income from related party going forward.

Fee income earned from Guarantee Insurance for claims administration services is based on the net portion of claims expense retained by Guarantee Insurance pursuant to quota share reinsurance agreements between Guarantee Insurance, our third party insurance carrier clients and the segregated portfolio cell reinsurers that assume business written by Guarantee Insurance and such third party carriers. Certain fee income earned from segregated portfolio cell reinsurers is remitted to us by Guarantee Insurance on behalf of the segregated portfolio cell reinsurers.

The allocation of marketing, underwriting and policy issuance costs from related party in our combined statements of operations represents costs reimbursed to Guarantee Insurance Group for rent and certain corporate administrative services. Management fees paid to related party for administrative support services in our combined statements of operations represent amounts paid to Guarantee Insurance Group for management oversight, legal, accounting, human resources and technology support services.

Restricted Cash

Restricted cash is comprised of amounts received from our clients to be used exclusively for the payment of claims on behalf of such clients.

Fixed Assets and Other Long Term Assets (excluding Goodwill)

Fixed assets are stated at cost, less accumulated depreciation. Expenditures for furniture and fixtures and computer equipment are capitalized and depreciated on a straight-line basis over a three-year estimated useful life. Expenditures for leasehold improvements on office space and facilities leased by Guarantee Insurance Group but utilized by us are capitalized and amortized on a straight-line basis over the term of Guarantee Insurance Group’s lease.

Other long term assets, which are solely comprised of capitalized policy and claims administration system development costs are also stated at cost, net of accumulated depreciation. Expenditures for capitalized policy and claims administration system development costs are capitalized and amortized on a straight line basis over a five-year estimated useful life.

We periodically review all fixed assets and other long term assets that have finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Upon sale or retirement, the cost and related accumulated depreciation and amortization of assets disposed of are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Goodwill

Goodwill represents the excess of consideration paid over the fair value of net assets acquired. Goodwill is not amortized, but is tested at least annually for impairment (or more frequently if certain indicators are present or management otherwise believes it is appropriate to do so). In the event that management determines that the value of goodwill has become impaired, we will record a charge for the amount of impairment during the fiscal quarter in which the determination is made. We determined that there was no impairment as of December 31, 2014.

Commission Expense

Commission expense represents consideration paid by us to insurance agencies for producing business. Services provided by insurance agencies are, in all material respects, provided prior to the issuance or renewal of an insurance policy. With respect to business written for insurance carrier clients who record written premium on the effective date of the policy, we record commission expense on the effective date of the policy based on the estimated total premium for the term of the policy, reduced by an allowance for estimated commission expense that may be returned by the insurance agencies to us due to net reductions in estimated total premium for the term of the policy, principally associated with mid-term policy cancellations. With respect to business written for insurance carrier clients who record written premium as premium is collected, we recognize commission expense as the premium is collected, reduced by an allowance for estimated commission expense that may be returned by the insurance agencies to us due to net returns of premiums previously written and collected. The income effects of subsequent commission expense adjustments are recorded when the adjustments become known.

Income Taxes

We file consolidated federal income tax returns which include the results of our wholly and majority owned subsidiaries, which became our subsidiaries effective November 27, 2013 or as part of the Patriot Care Management Acquisition effective August 6, 2014. The tax liability of our company and its wholly and majority owned subsidiaries is apportioned among the members of the group in accordance with the portion of the consolidated taxable income attributable to each member of the group, as if computed on a separate return. To the extent that the losses of any member of the group are utilized to offset taxable income of another member of the group, we take the appropriate corporate action to “purchase” such losses. To the extent that a member of the group generates any tax credits, such tax credits are allocated to the member generating such tax credits.

Prior to November 27, 2013, two of our subsidiaries were S Corporations, electing to pass corporate income through to the sole shareholder for federal tax purposes. The then sole shareholder was responsible for reporting his share of the taxable income or loss from such subsidiaries to the Internal Revenue Service. Accordingly, our combined statements of operations for the years ended December 31, 2013 and 2012 do not include a provision for federal income taxes attributable to the operations of these subsidiaries for the period from January 1, 2013 to November 27, 2013 or for the year ended December 31, 2012. Effective November 27, 2013, concurrent with the Reorganization, these subsidiaries were converted to C Corporations and their taxable income became subject to U.S. corporate federal income taxes.

Another subsidiary of ours has identified its tax status as a limited liability company, electing to be taxed as a pass through entity. Prior to November 27, 2013, such subsidiary’s members were responsible for reporting their share of the entity’s taxable income or loss to the Internal Revenue Service. Accordingly, our combined statements of operations for the years ended December 31, 2013 and 2012 do not include a provision for federal income taxes attributable to this subsidiary’s operations for the period from January 1, 2013 to November 27, 2013 or for the year ended December 31, 2012. Effective November 27, 2013, following the Reorganization, we are responsible for reporting our share of that entity’s taxable income.

Another subsidiary of ours is domiciled in a non-U.S. jurisdiction and, accordingly, is not subject to U.S. federal income taxes. We have no current intention of distributing unremitted earnings of this subsidiary to its U.S. domiciled parent. Additionally, we believe that it is not practical to calculate the potential liability associated with such distribution due to the fact that dividends received from this subsidiary could bring additional foreign tax credits, which could ultimately reduce the U.S. tax cost of the dividend, and significant judgment is required to analyze any additional local withholding tax and other indirect tax consequences that may arise due to the distribution of these earnings. Accordingly, pursuant to ASC 740, Tax Provisions, the income tax benefit in our combined statements of operations for the years ended December 31, 2014, 2013 and 2012 do not include a provision for federal income taxes attributable to that entity’s operations.

The income tax benefit in our combined statements of operations, included elsewhere in this Annual Report on Form 10-K, includes a provision for income taxes attributable to the revenues and expenses associated with the contracts and certain other assets acquired and liabilities assumed in the GUI Acquisition, as if GUI were included in our consolidated federal income tax return.

In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income (loss), permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which we operate. The impact of significant discrete items is separately recognized in the periods in which they occur.

Fee Income Receivable and Fee Income Receivable from Related Party

Fee income receivable and fee income receivable from related party are based on contracted prices. We assess the collectability of these balances and adjust the receivable to the amount expected to be collected through an allowance for doubtful accounts. As of December 31, 2014, we maintained an allowance for doubtful accounts of approximately $0.1 million.

Segment Considerations

We deliver our services to our customers through local offices in each region and financial information for our operations follows this service delivery model. All regions provide brokerage, underwriting and policyholder services as well as claims administration services. ASC 280, Segment Reporting, Section 280-10, establishes standards for the way that public business enterprises report information about operating segments in annual and interim consolidated financial statements. Our internal financial reporting is organized geographically, as discussed above, and managed on a geographic basis, with virtually all of our operating revenue generated within the United States. In accordance with ASC 280-10, multiple product offerings may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles, if the segments have similar economic characteristics, and if the segments are similar in terms of (i) the nature of products and services, (ii) the nature of the production processes, (iii) the type or class of customer for their products and services and (iv) the methods used to distribute their products or provide their services. We believe each of our regional office operations meet these criteria, as each provides similar services and products to similar customers using similar methods of production and similar methods to distribute the services and products. Our products and services are generally offered as a complete and comprehensive outsourcing solution to its customers through a production process utilizing an integrated sales channel and technology platform that handles the entire brokerage, underwriting, policyholder services and claim administration services process. The operating results derived from the sale of brokerage and policyholder services and claims administration services are generally not reviewed separately by our chief operating decision makers for purposes of assessing the performance of each service or making decisions about resources to be allocated to each service. Accordingly, we consider our business to operate in one segment.

Business Combinations

We account for business combinations using the acquisition method of accounting. This method requires the use of fair values in determining the carrying values of the purchased assets and assumed liabilities, which are recorded at fair value at acquisition date, and identifiable intangible assets are recorded at fair value. Costs directly related to the business combinations are recorded as expenses as they are incurred. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values become available.

Stock Based Compensation

We recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards, with limited exceptions, over the requisite service period.

Earnings per Share

Basic earnings per share is based on weighted average shares outstanding and excludes dilutive effects of detachable common stock warrants. Diluted earnings per share assumes the exercise of all detachable common stock warrants using the treasury stock method. Due to $1.8 million expense resulting from the increase in fair value of warrants for the year ended December 31, 2014, weighted average outstanding detachable common stock warrants representing 1,109,445 shares of common stock outstanding were not dilutive. Because we had a net loss for the year ended December 31, 2013 weighted average outstanding detachable common stock warrants representing 646,949 shares of common stock outstanding were not dilutive.

JOBS Act

The JOBS Act contains provisions that, among other things, allows an emerging growth company to take advantage of specified reduced reporting requirements. In particular, the JOBS Act provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We have elected to take advantage of such extended transition period, and, as a result, we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not emerging growth companies.

Recently Issued Financial Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-15 regarding ASC Topic 205, Presentation of Financial Statements – Going Concern. The updated guidance related to determining whether substantial doubt exists about an entity's ability to continue as a going concern. The amendment provides guidance for determining whether conditions or events give rise to substantial doubt that an entity has the ability to continue as a going concern within one year following issuance of the financial statements, and requires specific disclosures regarding the conditions or events leading to substantial doubt. The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In May, 2014, the FASB issued Accounting Standards Update 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. For a publicly-held entity, this guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is not permitted. For nonpublic entities, this guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018, and early adoption (no earlier than annual reporting periods beginning after December 15, 2016) is permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In April 2014, the FASB issued Accounting Standards Update 2014-08 regarding ASC Topics 205 and 360, Reporting Discontinued Operations. The updated guidance related to reporting discontinued operations and disclosures of disposals of components of an entity. Under the amendment only those disposals of components of an entity that represent a strategic shift that has

(or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. Additionally, the elimination of the component's operations, cash flows and significant continuing involvement conditions have been removed. Further, an equity method investment could be reported as discontinued operations. The updated guidance is effective prospectively for all disposals or classifications as held for sale that occur within annual periods beginning after December 15, 2014. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2014, we were not subject to any material interest rate risk or credit risk, and we had no exposure to foreign currency risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Patriot National, Inc.

Fort Lauderdale, Florida

We have audited the accompanying combined balance sheets of Patriot National, Inc. as of December 31, 2014 and 2013 and the related combined statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Patriot National, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Miami, Florida

March 31, 2015       Certified Public Accountants

Combined Balance Sheets

(In thousands)

	December 31,	December 31,
	2014	2013
Assets
Current Assets
Cash	$4,251	$1,661
Restricted cash	6,923	4,435
Fee income receivable	1,942	1,268
Fee income receivable from related party	11,988	2,179
Net receivable from related parties	1,773	—
Deferred costs for initial public offering	2,682	—
Other current assets	430	67
Total current assets	29,989	9,610
Fixed assets, net of depreciation	1,879	2,929
Deferred loan fees	5,911	2,817
Goodwill	61,493	9,953
Intangible assets	32,988	—
Other long term assets	9,842	10,670
Total Assets	$142,102	$35,979
Liabilities and Deficit
Liabilities
Deferred claims administration services income	$8,515	$7,839
Net advanced claims reimbursements	6,803	4,370
Income taxes payable	11,548	408
Accounts payable, accrued expenses and other liabilities	15,027	1,695
Current portion of notes payable	15,782	8,190
Current portion of capital lease obligation	2,332	2,253
Total current liabilities	60,007	24,755
Notes payable	95,039	30,324
Capital lease obligation	2,438	4,563
Deferred tax liability	—	291
Warrant redemption liability	12,879	6,934
Total liabilities	170,363	66,867
Deficit
Preferred stock, $.001 par value; 100,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value; 1,000,000 shares authorized, 18,075 and 14,288 shares issued and outstanding	14	14
Additional paid in capital	—	—
Accumulated deficit	(27,930)	(30,512)
Total Patriot National, Inc. Stockholders' Deficit	(27,916)	(30,498)
Less non-controlling interest	(345)	(390)
Total Deficit	(28,261)	(30,888)
Total Liabilities and Deficit	$142,102	$35,979

See accompanying notes to financial statements.

Combined Statement of Operations

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2014	2013	2012
Revenues
Fee income	$55,848	$46,486	$25,821
Fee income from related party	46,882	9,387	12,546
Total fee income and fee income from related party	102,730	55,873	38,367
Net investment income	496	87	62
Net realized gains (losses) on investments	14,038	(50)	3
Total Revenues	117,264	55,910	38,432
Expenses
Salaries and related expenses	32,420	15,985	13,189
Commission expense	16,939	8,765	3,216
Management fees to related party for administrative support services	5,390	12,139	8,007
Outsourced services	5,608	3,303	4,452
Allocation of marketing, underwriting and policy issuance costs from related party	1,872	4,687	2,774
Other operating expenses	13,319	4,557	4,587
Interest expense	9,204	1,174	299
Depreciation and amortization	5,935	2,607	1,330
Amortization of loan discounts and loan costs	2,158	5,553	211
Increase in fair value of warrant redemption liability	1,823	—	—
Loss on exchange of units and warrants	—	152	—
Provision for uncollectible fee income	502	2,544	—
Total Expenses	95,170	61,466	38,065
Net income (loss) before income tax expense	22,094	(5,556)	367
Income Tax Expense	11,635	712	—
Net Income (Loss) Including Non-Controlling Interest in Subsidiary	10,459	(6,268)	367
Net income (loss) attributable to non-controlling interest in subsidiary	45	(82)	23
Net Income (Loss)	$10,414	$(6,186)	$344
Earnings (Loss) Per Common Share
Basic	$0.66	$(0.43)	$0.02
Diluted	0.66	(0.43)	0.02
Weighted Average Common Shares Outstanding
Basic	15,754	14,288	14,288
Diluted	15,754	14,288	14,420

Pro Forma Income Tax Expense (Unaudited)		$2,092	$-
Pro Forma Earnings (Loss) Per Common Share
Basic		$(0.53)	$0.02
Diluted		(0.53)	0.02

See accompanying notes to financial statements.

Combined Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2014	2013	2012
Operating Activities
Net income (loss)	$10,459	$(6,268)	$367
Adjustments to reconcile net income to net cash from operating activities:
Net (income) or loss attributable to business generated by GUI, exclusive of depreciation expense	(2,252)	5,105	3,604
Depreciation and amortization	5,935	2,607	1,330
Amortization of loan discounts and loan costs	2,158	5,553	211
Increase (decrease) in fair value of warrant redemption liability	1,823	—	—
Net realized losses (gains) on investments	(14,038)	50	(3)
Deferred income taxes	(388)	291	—
Loss on exchange of units and warrants	—	152	—
Provision for uncollectible fee income	502	2,544	—
Changes in certain assets and liabilities:
Decrease (increase) in:
Fee income receivable	(763)	(3,263)	(455)
Fee income receivable from related party	(6,667)	(1,383)	(536)
Claims reimbursement outstanding	—	1,101	2,247
Other current assets	209	22	14
Increase (decrease) in:
Net payable to related parties	924	(3,258)	3,269
Deferred claims administration services income	676	(2,493)	1,171
Net advanced claims reimbursements	2,433	4,003	(21)
Income taxes payable	11,326	408	—
Accounts payable and accrued expenses	12,023	877	152
Net Cash Provided by Operating Activities	24,360	6,048	11,350
Investment Activities:
Net decrease (increase) in restricted cash	(2,488)	(4,290)	463
Net increase in note receivable from related party	(492)	(24,397)	(3,932)
Purchase of equity securities	(3,914)	(1,013)	(5,757)
Proceeds from sale of equity securities	4,037	963	5,760
Purchase of fixed assets and other long-term assets	(1,813)	(36)	(49)
Acquisition of PCM, net of $912 cash acquired	(54,853)	—	—
Net Cash Used in Investment Activities	(59,523)	(28,773)	(3,515)
Financing Activities:
Proceeds from note payable, net of amounts attributable to detachable common stock warrants and loan discounts	51,168	38,472	4,501
Payment of loan fees	(3,917)	(2,938)	(106)
Payment of costs for initial public offering	(2,682)	—	—
Repayment of note payable	(10,196)	(10,000)	(184)
Repayment of capital lease obligation	(742)	—	—
Capital contribution	—	—	1,196
Issuance of common units	—	—	905
Issuance of detachable common stock warrants	4,122	2,477	3,400
Payment of unit holder distribution	—	(291)	(11,224)
Payment of stockholder dividend	—	(5,018)	(3,088)
Net Cash Provided by (Used in) Financing Activities	37,753	22,702	(4,600)
Increase (decrease) in cash	2,590	(23)	3,235
Cash (checks written in excess of cash), beginning of year	1,661	1,684	(1,551)
Cash, end of year	$4,251	$1,661	$1,684

See accompanying notes to financial statements.

Combined Statements of Stockholders' Equity (Deficit)

(In thousands)

	Patriot National, Inc. Stockholders' Equity
			Additional		Non-	Total
	Common Stock		Paid In	Accumulated	Controlling	Equity
	Shares	Amount	Capital	Deficit	Interest	(Deficit)
Balance, January 1, 2012	14,288	$14	$4,823	$817	$15	$5,669
Issuance of common units	—	—	878	—	27	905
Capital contribution	—	—	2,566	—	—	2,566
Non-cash capital contribution associated with assets and liabilities of GUI	—	—	10,002	—	—	10,002
Distribution to members	—	—	—	(10,887)	(337)	(11,224)
Dividend to common stockholders	—	—	—	(3,088)	—	(3,088)
Balance before net income	14,288	14	18,269	(13,158)	(295)	4,830
Net income	—	—	—	344	23	367
Net loss attributable to business generated by GUI, exclusive of depreciation expense	—	—	3,604	—	—	3,604
Balance, December 31, 2012	14,288	14	21,873	(12,814)	(272)	8,801
Forgiveness of common units	—	—	(878)	—	(27)	(905)
Non-cash capital contribution associated with assets and liabilities of GUI	—	—	(26,100)	(6,212)	—	(32,312)
Distribution to members	—	—	—	(282)	(9)	(291)
Dividend to common stockholders	—	—	—	(5,018)	—	(5,018)
Balance before net income	14,288	14	(5,105)	(24,326)	(308)	(29,725)
Net loss	—	—	—	(6,186)	(82)	(6,268)
Net loss attributable to business generated by GUI, exclusive of depreciation expense	—	—	5,105	—	—	5,105
Balance, December 31, 2013	14,288	14	—	(30,512)	(390)	(30,888)
Issuance of common stock	3,043	—	19,500	—	—	19,500
Exercise of detachable common stock warrants	744	—	—	—	—	—
Non-cash capital contribution associated with assets and liabilities of GUI	—	—	(17,248)	4,418	—	(12,830)
Deemed dividend attributable to merger of SPV2 with and into Patriot Care, Inc	—	—	—	(12,250)	—	(12,250)
Balance before net income	18,075	14	2,252	(38,344)	(390)	(36,468)
Net income	—	—	—	10,414	45	10,459
Net income attributable to business generated by GUI, exclusive of depreciation expense	—	—	(2,252)	—	—	(2,252)
Balance, December 31, 2014	18,075	$14	$—	$(27,930)	$(345)	$(28,261)

See accompanying notes to financial statements.

Patriot National, Inc.

Notes to Combined Financial Statements

December 31, 2014

1.	Description of Business and Basis of Presentation

Description of Business

The combined financial statements of Patriot National, Inc. (“Patriot National” or “the Company”) are comprised of the financial statements of:

(i)	the parent company, Patriot National (formerly Old Guard Risk Services, Inc.), which was formed on November 15, 2013,
(ii)

Patriot National’s wholly owned subsidiary, Patriot Services, Inc. (“PSI”), and its wholly and majority owned subsidiaries, Patriot Underwriters, Inc. (“PUI”), Patriot Risk Services, Inc. (“PRS”), Contego Services Group, LLC and Contego Investigative Services, Inc. (together, “Contego”), Forza Lien, Inc. (“Forza”) and Patriot Captive Management, Inc. (“Patriot Captive Management”), all of which became subsidiaries of Patriot National effective November 27, 2013,

(iii)	PSI’s wholly owned subsidiary, Patriot Care, Inc.,
(iv)

Patriot Care, Inc.’s wholly owned subsidiary, Patriot Care Holdings, Inc., and its wholly owned subsidiaries, Patriot Care Management, Inc., and Patriot  Care Services, Inc. (collectively “PCM”), all of which were acquired on August 6, 2014, and

(v)

the revenues and expenses associated with contracts (the “GUI contracts”) with third party insurance companies and, with respect to one contract, Guarantee Insurance Company (“Guarantee Insurance”, a property and casualty insurance company wholly owned by Guarantee Insurance Group, Inc. (“GIG”, formerly Patriot National Insurance Group, Inc.) and a related party), which PUI acquired, together with certain other assets acquired and liabilities assumed, from Guarantee Underwriters, Inc. (“GUI”), a wholly owned subsidiary of GIG, effective August 6, 2014.

Because Patriot National, PSI, PRS, Contego, Forza and Patriot Captive Management are under common control, and the contracts and certain other assets acquired and liabilities assumed from GUI constitute the acquisition of a business under common control, the combined financial statements are presented as if all of these companies and the assets acquired and liabilities assumed from GUI were wholly or majority owned subsidiaries of the Company for all of the periods presented.  Specifically,

•

Revenues and expenses attributable to Patriot National, PSI, PRS, Contego, Forza and Patriot Captive Management for the years ended December 31, 2014, 2013, and 2012 and revenues and expenses associated with the contracts and certain other assets acquired and liabilities assumed from GUI for the period from January 1, 2014 to August 6, 2014 and the years ended December 31, 2013, and 2012,

•

Assets and liabilities attributable to Patriot National, PSI, PRS, Contego, Forza and Patriot Captive Management are included in the accompanying combined balance sheets as of December 31, 2014 and December 31, 2013,

•

The fixed assets and other long term assets acquired from GUI, the capital lease obligation assumed from GUI are included in the accompanying combined balance sheets as of December 31, 2014 and December 31, 2013, and all other assets and liabilities of GUI, which were not acquired by the Company on August 6, 2014, are not included in the accompanying combined balance sheets as of December 31, 2014 and December 31, 2013,

•

The note receivable transferred to GUI and balances payable to GUI from the Company, both of which were included as part of the Company’s consideration for the contracts and certain other assets acquired and liabilities assumed (as described more fully in Note 7), together with the note payable associated with the acquisition of the contracts and certain other assets, have been eliminated in consolidation in the accompanying combined balance sheets as of December 31, 2014 and December 31, 2013, and

•

Changes in the fixed assets and other long term assets acquired from GUI, the capital lease obligation assumed from GUI and the note receivable transferred to GUI and balances payable to GUI from the Company, as described above, for the period from January 1, 2014 to August 6, 2014 and the year ended December 30, 2013 are presented as “adjustments attributable to changes in assets and liabilities of GUI” in the accompanying combined statements of stockholders’ equity (deficit) for the years ended December 31, 2014, 2013, and 2012.

Effective August 6, 2014, Six Points Ventures 2, Inc. (“SPV2”) was merged with and into Patriot Care, Inc., a subsidiary of the Company, with Patriot Care, Inc. continuing as the surviving corporation.  SPV2 and the Company were under common control.  SPV2’s sole asset was its Series C preferred unit investment in MCMC Holdings, LLC (the “MCMC Units”), the ultimate parent company of MCRS Holdings, Inc., which the Company acquired on August 6, 2014, as described more fully in Note 3.  SPV2 had no liabilities, revenues or expenses.  Accordingly, SPV2’s merger with and into Patriot Care, Inc. was deemed to be an asset acquisition.

PUI provides workers’ compensation brokerage, underwriting and policyholder services to third party insurance company customers.  Additionally, PUI historically solicited applications for workers’ compensation insurance for Guarantee Insurance pursuant to a producer agreement between the parties that the Company acquired from GUI effective August 6, 2014 and which was also terminated on such date.

PRS provides workers’ compensation claims administration services to (i) Guarantee Insurance, (ii) PUI’s third party insurance company customers and (iii) segregated portfolio cell reinsurers that assume business written by Guarantee Insurance and PUI’s third party insurance company customers.

Contego provides claims investigations, loss control service administration, claimant transportation and translation, claims subrogation services and certain other services to Guarantee Insurance, PUI’s third party insurance company customers and the segregated portfolio cell reinsurers that assume business written by Guarantee Insurance and PUI’s third party insurance company customers.  Contego also provides these services, on a limited basis, to certain other companies and government agencies.

PCM provides healthcare cost containment services, including nurse case management, medical bill review and utilization review.

Forza provides claim lien negotiation services to PUI’s third party insurance and reinsurance company customers.

Patriot Captive Management provides reinsurance management services to the segregated portfolio cell reinsurers that assume business written by Guarantee Insurance and PUI’s third party insurance company customers, as well as certain other segregated portfolio cell reinsurers.

Basis of Presentation

The accompanying combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). For Contego Services Group, LLC, the Company’s combined subsidiary that is 97% owned, the third party holdings of equity interests are referred to as non-controlling interest. The portion of the third party members’ equity (deficit) of Contego Services Group, LLC is presented as non-controlling interest in the accompanying combined balance sheets as of December 31, 2014 and 2013. The Company discloses the following three measures of net income (loss): (i) net income (loss), including noncontrolling interest in subsidiary, (ii) net income (loss) attributable to non-controlling interest in subsidiary, and (iii) net income (loss).

2.	Summary of Significant Accounting Policies and Recently Issued Financial Accounting Standards

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions could change in the future as more information becomes known and such changes could impact the amounts reported and disclosed herein. Adjustments related to changes in estimates are reflected in our results of operations in the period in which those estimates changed.

Significant estimates inherent in the preparation of our combined financial statements include useful lives and impairments of long-lived tangible and intangible assets, accounting for income taxes and related uncertain tax positions, the valuation of warrant liabilities and accounting for business combinations.

Revenue Recognition

Brokerage and Policyholder Services. We generate fee income for underwriting and servicing workers’ compensation insurance policies for insurance companies, based on a percentage of premiums each writes for its customers. Brokerage and policyholder services are, in all material respects, provided prior to the issuance or renewal of the related policy. For insurance carrier clients who record written premium on the effective date of the policy based on the estimated total premium for the term of the policy, we recognize fee income on the effective date of the related insurance policy reduced by an allowance for estimated commission income that may be returned by us to such clients due to estimated net reduction in estimated total premium for the term of the policy, principally associated with mid-term policy cancellations. For insurance carrier clients who record written premium as premium is collected, we recognize fee income as the premium is collected, reduced by an allowance for estimated commission income that may be returned by us to such clients due to net returns of premiums previously written and collected. In each case, we record the revenue effects of subsequent premium adjustments when such adjustments become known.

Prior to August 6, 2014, our brokerage and policyholder services revenue was derived solely from (1) insurance carrier clients other than Guarantee Insurance, all of which record written premium as premium is collected and (2) Guarantee Insurance under a producer agreement for workers’ compensation policies described below.

We have also historically recorded fee income for soliciting applications for workers’ compensation policies for Guarantee Insurance, a related party, pursuant to a producer agreement between GUI and Guarantee Insurance that we acquired as part of the GUI Acquisition, based on a percentage of premiums procured. The producer agreement provided that the percentage may be amended from time to time upon the mutual consent of the parties. For the years ended December 31, 2013 and 2012, the fees based on a percentage of premium were waived in their entirety and for the year ended December 31, 2012, fees of approximately $0.4 million were agreed. This agreement was terminated effective August 6, 2014.

Generally, as a historical matter, the policies we produced for our insurance carrier clients other than Guarantee Insurance featured payment plans spread across the terms of the respective policies. Because we record brokerage and policyholder services revenue on this business as premium is collected, the commission income we estimate that may be returned by us to such clients due to estimated net reductions in total premium for the term of the policy, principally associated with mid-term policy cancellations, was nominal. Accordingly, we did not maintain an allowance for estimated return commission income on business produced by us for insurance carrier clients other than Guarantee Insurance prior to August 6, 2014.

Additionally, upon termination of our producer agreement with Guarantee Insurance, we and Guarantee Insurance agreed that there would be no further adjustments to commission income associated with changes in total premium for the term of the policy. Accordingly, we did not maintain an allowance for estimated return commission income pursuant to our producer agreement with Guarantee Insurance.

Following the GUI Acquisition, we entered into a new agreement with Guarantee Insurance effective August 6, 2014 to provide marketing, underwriting and policyholder services. Guarantee Insurance records written premium on the effective date of the policy based on the estimated total premium for the term of the policy. Accordingly, for the period from August 6, 2014 to December 31, 2014, we recorded an allowance for estimated return commission income of approximately $1.5 million. We expect a significant increase in brokerage and policyholder services fee income from Guarantee Insurance going forward. We also generate fee income for establishing and administering segregated portfolio cell reinsurance arrangements for reinsurers that assume a portion of the underwriting risk from our insurance carrier clients, based on a flat annual fee which is recognize as revenue on a pro rata basis.

Claims Administrative Services. We generate fee income for administering workers’ compensation claims for insurance and reinsurance companies, generally based on a percentage of earned premiums, grossed up for large deductible credits. We recognize this revenue over the period of time we are obligated to administer the claims as the underlying claims administration services are provided. For certain insurance and reinsurance carrier clients, the fee, which is based on a percentage of earned premiums grossed up for large deductible credits, represents consideration for our obligation to administer claims for a period of 24 months from the date of the first report of injury. For claims open longer than 24 months from the date of the first report of injury for these clients, we generate fee income for continuing to administer the claims, if so elected by the client, based on a fixed monthly fee which is recognized when earned. For certain other insurance and reinsurance clients, we have an obligation to administer the claims through their duration. We also generate fee income from non-related parties for administering workers’ compensation claims for state associations responsible for handling the claims of insolvent insurance companies based on a fixed amount per open claims per month.

We generate fee income for services for insurance and reinsurance companies and other clients, including (i) claims investigative services, generally based on an hourly rate, (ii) loss control management services, based on a percentage of premium, (iii) workers’ compensation claimant transportation and translation services, generally based on an hourly rate, (iv) workers’ compensation claims subrogation services, based on a percentage of subrogation recovered on the date of recovery, (v) workers’ compensation claims legal bill review, based on a percentage of savings on the date that savings are established and (vi) certain other services, based on a fixed monthly fee. We generate fee income for negotiating and settling liens placed by medical providers on workers’ compensation claims for insurance and reinsurance companies and other clients, based on a percentage of savings resulting from the settlement of the lien. We recognize revenue from claims investigations, loss control service administration, claimant transportation and translation, claims subrogation services, workers’ compensation claims lien negotiations and reinsurance management services in the period that the services are provided.

Fee income from related party represents fee income earned from Guarantee Insurance on brokerage and policyholder services and on claims administration services.

Fee income earned from Guarantee Insurance for brokerage and policyholder services historically represents fees for soliciting applications for workers’ compensation insurance for Guarantee Insurance pursuant to a prior producer agreement that we acquired as part of the GUI Acquisition, based on a percentage of premiums written or other amounts negotiated by the parties. This agreement was terminated effective August 6, 2014. Following the GUI Acquisition, we entered into a new agreement with Guarantee Insurance effective August 6, 2014 to provide all of our brokerage and policyholder services. Accordingly, we expect further significant increases in fee income from related party going forward.

Fee income earned from Guarantee Insurance for claims administration services is based on the net portion of claims expense retained by Guarantee Insurance pursuant to quota share reinsurance agreements between Guarantee Insurance, our third party insurance carrier clients and the segregated portfolio cell reinsurers that assume business written by Guarantee Insurance and such third party carriers. Certain fee income earned from segregated portfolio cell reinsurers is remitted to us by Guarantee Insurance on behalf of the segregated portfolio cell reinsurers.

The allocation of marketing, underwriting and policy issuance costs from related party in our combined statements of operations represents costs reimbursed to Guarantee Insurance Group for rent and certain corporate administrative services. Management fees paid to related party for administrative support services in our combined statements of operations represent amounts paid to Guarantee Insurance Group for management oversight, legal, accounting, human resources and technology support services.

Restricted Cash

Restricted cash is comprised of amounts received from our clients to be used exclusively for the payment of claims on behalf of such clients.

Fixed Assets and Other Long Term Assets (excluding Goodwill)

Fixed assets are stated at cost, less accumulated depreciation. Expenditures for furniture and fixtures and computer equipment are capitalized and depreciated on a straight-line basis over a three-year estimated useful life. Expenditures for leasehold improvements on office space and facilities leased by Guarantee Insurance Group but utilized by us are capitalized and amortized on a straight-line basis over the term of Guarantee Insurance Group’s lease.

Other long term assets, which are solely comprised of capitalized policy and claims administration system development costs are also stated at cost, net of accumulated depreciation. Expenditures for capitalized policy and claims administration system development costs are capitalized and amortized on a straight line basis over a five-year estimated useful life.

We periodically review all fixed assets and other long term assets that have finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Upon sale or retirement, the cost and related accumulated depreciation and amortization of assets disposed of are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Goodwill

Goodwill represents the excess of consideration paid over the fair value of net assets acquired. Goodwill is not amortized, but is tested at least annually for impairment (or more frequently if certain indicators are present or management otherwise believes it is appropriate to do so). In the event that management determines that the value of goodwill has become impaired, we will record a charge for the amount of impairment during the fiscal quarter in which the determination is made. We determined that there was no impairment as of December 31, 2014.

Commission Expense

Commission expense represents consideration paid by us to insurance agencies for producing business. Services provided by insurance agencies are, in all material respects, provided prior to the issuance or renewal of an insurance policy. With respect to business written for insurance carrier clients who record written premium on the effective date of the policy, we record commission expense on the effective date of the policy based on the estimated total premium for the term of the policy, reduced by an allowance for estimated commission expense that may be returned by the insurance agencies to us due to net reductions in estimated total premium for the term of the policy, principally associated with mid-term policy cancellations. With respect to business written for insurance carrier clients who record written premium as premium is collected, we recognize commission expense as the premium is collected, reduced by an allowance for estimated commission expense that may be returned by the insurance agencies to us due to net returns of premiums previously written and collected. The income effects of subsequent commission expense adjustments are recorded when the adjustments become known.

Income Taxes

We file consolidated federal income tax returns which include the results of our wholly and majority owned subsidiaries, which became our subsidiaries effective November 27, 2013 or as part of the Patriot Care Management Acquisition effective August 6, 2014. The tax liability of our company and its wholly and majority owned subsidiaries is apportioned among the members of the group in accordance with the portion of the consolidated taxable income attributable to each member of the group, as if computed on a separate return. To the extent that the losses of any member of the group are utilized to offset taxable income of another member of the group, we take the appropriate corporate action to “purchase” such losses. To the extent that a member of the group generates any tax credits, such tax credits are allocated to the member generating such tax credits.

Prior to November 27, 2013, two of our subsidiaries were S Corporations, electing to pass corporate income through to the sole shareholder for federal tax purposes. The then sole shareholder was responsible for reporting his share of the taxable income or loss from such subsidiaries to the Internal Revenue Service. Accordingly, our combined statements of operations for the years ended December 31, 2013 and 2012 do not include a provision for federal income taxes attributable to the operations of these subsidiaries for the period from January 1, 2013 to November 27, 2013 or for the year ended December 31, 2012. Effective November 27, 2013, concurrent with the Reorganization, these subsidiaries were converted to C Corporations and their taxable income became subject to U.S. corporate federal income taxes.

Another subsidiary of ours has identified its tax status as a limited liability company, electing to be taxed as a pass through entity. Prior to November 27, 2013, such subsidiary’s members were responsible for reporting their share of the entity’s taxable income or loss to the Internal Revenue Service. Accordingly, our combined statements of operations for the years ended December 31, 2013 and 2012 do not include a provision for federal income taxes attributable to this subsidiary’s operations for the period from January 1, 2013 to November 27, 2013 or for the year ended December 31, 2012. Effective November 27, 2013, following the Reorganization, we are responsible for reporting our share of that entity’s taxable income.

Another subsidiary of ours is domiciled in a non-U.S. jurisdiction and, accordingly, is not subject to U.S. federal income taxes. We have no current intention of distributing unremitted earnings of this subsidiary to its U.S. domiciled parent. The cumulative net loss from this foreign subsidiary is approximately $13 thousand. Additionally, we believe that it is not practical to calculate the potential liability associated with such distribution due to the fact that dividends received from this subsidiary could bring additional foreign tax credits, which could ultimately reduce the U.S. tax cost of the dividend, and significant judgment is required to analyze any additional local withholding tax and other indirect tax consequences that may arise due to the distribution of these earnings. Accordingly, pursuant to ASC 740, Tax Provisions, deferred taxes have not been provided for these undistributed foreign earnings in our combined statements of operations for the years ended December 31, 2014, 2013 and 2012.

The income tax benefit in our combined statements of operations, included elsewhere in this Annual Report on Form 10-K, includes a provision for income taxes attributable to the revenues and expenses associated with the contracts and certain other assets acquired and liabilities assumed in the GUI Acquisition, as if GUI were included in our consolidated federal income tax return.

In determining the quarterly provision for income taxes, management uses an estimated annual effective tax rate based on forecasted annual pre-tax income (loss), permanent tax differences, statutory tax rates and tax planning opportunities in the various jurisdictions in which we operate. The impact of significant discrete items is separately recognized in the periods in which they occur.

Fee Income Receivable and Fee Income Receivable from Related Party

Fee income receivable and fee income receivable from related party are based on contracted prices. We assess the collectability of these balances and adjust the receivable to the amount expected to be collected through an allowance for doubtful accounts. As of December 31, 2014, we maintained an allowance for doubtful accounts of approximately $0.1 million.

Segment Considerations

We deliver our services to our customers through local offices in each region and financial information for our operations follows this service delivery model. All regions provide brokerage, underwriting and policyholder services as well as claims administration services. ASC 280, Segment Reporting, Section 280-10, establishes standards for the way that public business enterprises report information about operating segments in annual and interim consolidated financial statements. Our internal financial reporting is organized geographically, as discussed above, and managed on a geographic basis, with virtually all of our operating revenue generated within the United States. In accordance with ASC 280-10, multiple product offerings may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles, if the segments have similar economic characteristics, and if the segments are similar in terms of (i) the nature of products and services, (ii) the nature of the production processes, (iii) the type or class of customer for their products and services and (iv) the methods used to distribute their products or provide their services. We believe each of our regional office operations meet these criteria, as each provides similar services and products to similar customers using similar methods of production and similar methods to distribute the services and products. Our products and services are generally offered as a complete and comprehensive outsourcing solution to its customers through a production process utilizing an integrated sales channel and technology platform that handles the entire brokerage, underwriting, policyholder services and claim administration services process. The operating results derived from the sale of brokerage and policyholder services and claims administration services are generally not reviewed separately by the our chief operating decision makers for purposes of assessing the performance of each service or making decisions about resources to be allocated to each service. Accordingly, we consider our business to operate in one segment.

Business Combinations

We account for business combinations using the acquisition method of accounting. This method requires the use of fair values in determining the carrying values of the purchased assets and assumed liabilities, which are recorded at fair value at acquisition date, and identifiable intangible assets are recorded at fair value. Costs directly related to the business combinations are recorded as expenses as they are incurred. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values become available.

Stock Based Compensation

We recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards, with limited exceptions, over the requisite service period.

Earnings per Share

Basic earnings per share is based on weighted average shares outstanding and excludes dilutive effects of detachable common stock warrants. Diluted earnings per share assumes the exercise of all detachable common stock warrants using the treasury stock method. Due to $1.8 million expense resulting from the increase in fair value of warrants for the year ended December 31, 2014, weighted average outstanding detachable common stock warrants representing 1,109,445 shares of common stock outstanding were not dilutive. Because we had a net loss for the year ended December 31, 2013 weighted average outstanding detachable common stock warrants representing 646,949 shares of common stock outstanding were not dilutive.

JOBS Act

The JOBS Act contains provisions that, among other things, allows an emerging growth company to take advantage of specified reduced reporting requirements. In particular, the JOBS Act provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We have elected to take advantage of such extended transition period, and, as a result, we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not emerging growth companies.

Recently Issued Financial Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-15 regarding ASC Topic 205, Presentation of Financial Statements – Going Concern. The updated guidance related to determining whether substantial doubt exists about an entity's ability to continue as a going concern. The amendment provides guidance for determining whether conditions or events give rise to substantial doubt that an entity has the ability to continue as a going concern within one year following issuance of the financial statements, and requires specific disclosures regarding the conditions or events leading to substantial doubt. The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In May, 2014, the FASB issued Accounting Standards Update 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. For a publicly-held entity, this guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is not permitted. For nonpublic entities, this guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018, and early adoption (no earlier than annual reporting periods beginning after December 15, 2016) is permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In April 2014, the FASB issued Accounting Standards Update 2014-08 regarding ASC Topics 205 and 360, Reporting Discontinued Operations. The updated guidance related to reporting discontinued operations and disclosures of disposals of components of an entity. Under the amendment only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. Additionally, the elimination of the component's operations, cash flows and significant continuing involvement conditions have been removed. Further, an equity method investment could be reported as discontinued operations. The updated guidance is effective prospectively for all disposals or classifications as held for sale that occur within annual periods beginning after December 15, 2014. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

3.	Business Combinations

The Company completed several acquisitions during 2014. These acquisitions have been accounted for using the acquisition method for recording business combinations.

Acquisition of GUI’s Contracts and Certain Other Assets and Assumption of Certain Liabilities

Effective August 6, 2014, the Company acquired (i) all of GUI’s inforce contracts with third party insurance companies and, with respect to the aforementioned producer agreement, Guarantee Insurance and (ii) GUI’s capitalized policy and claims administration system development costs, computer equipment and leasehold improvements for approximately $55.1 million.

Additionally, effective August 6, 2014, the Company entered into an agreement to provide marketing, underwriting and policy issuance services to Guarantee Insurance. Revenues and expenses associated with this agreement are reflected in the accompanying combined statement of operation for the year ended December 31, 2014.

The total purchase price was comprised of the following consideration (in thousands):

In thousands
Cash	$30,000
Note receivable from related party, including accrued interest thereon, transferred to GUI	28,821
Certain receivable balances transferred to GUI, net of allowance for uncollectible fee income receivable of $2,544	—
Less settlement of amounts payable to GUI	(3,744)
Total Purchase Price	$55,077

Because the Company and GUI are under common control, as discussed in Note 1, the Company recognized the net identifiable assets acquired at GUI’s carrying amounts pursuant to the FASB ASC 805, Business Combinations for all of the periods presented. The carrying amounts of the net identifiable assets acquired were as follows as of August 6, 2014 (in thousands):

In thousands
Capitalized policy and claims administration software development costs	$13,645
Computer equipment, furniture and fixtures	2,947
Leasehold improvements	2,291
Total fixed assets	18,883
Less accumulated depreciation	(7,444)
Gross identifiable assets acquired	11,439
Less capital lease obligation assumed, including accrued interest thereon	(5,512)
Net Identifiable Assets Acquired	$5,927

The consideration paid in excess of GUI’s carrying amounts for the net assets acquired as of August 6, 2014, which was charged to equity as a deemed dividend, was as follows (in thousands):

In thousands
Total consideration	$55,077
Less net identifiable assets acquired	(5,927)
Deemed dividend	49,150
Deferred tax asset	(19,114)
Valuation allowance	6,258
Net Deemed Dividend	$36,294

In connection with the GUI acquisition on August 6, 2014, the Company recognized a deferred tax asset of approximately $19.1 million associated with the purchased intangibles related to the GUI contracts.  Based on the initial and preliminary information available to us as of September 30, 2014, the Company fully offset the 19.1 million deferred tax assets with a valuation allowance.

At December 31, 2014, upon further completing our income tax analysis from the preliminary estimate at September 30, 2014, we concluded that the full valuation allowance of $19.1 million is no longer required.  Accordingly, the Company reduced the valuation allowance to $6.3 million as of December 31, 2014, which fully offsets the deferred tax asset in excess of total deferred tax liabilities.

Pursuant to FASB ASC 805, Business Combinations, we reduced the deemed dividend by $12.9 million, commensurate with the reduction in valuation allowance, to recognize the updated information obtained about the fair value of assets acquired and liabilities assumed in acquisitions.

In connection with the acquisition, on August 6, 2014, the Company amended the loan agreement (the “PennantPark Loan Agreement”) originally entered into on November 27, 2013, with PennantPark Investment Corporation and certain of its affiliates (collectively, the “PennantPark Entities”), as described more fully in Note 6.

Merger of SPV2 with and into Patriot Care, Inc. and Acquisition of PCM

Merger of SPV2 with and into Patriot Care, Inc.

Effective August 6, 2014, SPV2, which owned the MCMC Units, was merged with and into Patriot Care, Inc., a subsidiary of the Company. Patriot Care, Inc. continued as the surviving corporation.

Because Patriot Care, Inc. and SPV2 were under common control, Patriot Care, Inc. recognized the net identifiable assets acquired at SPV2’s carrying amounts as of the acquisition date pursuant to the FASB ASC 805, Business Combinations. The net identifiable assets acquired, which had a carrying value of approximately $7.7 million, were solely comprised of SPV2’s investment in the MCMC Units issued by MCMC Holdings, LLC, the privately held parent company of MCMC, LLC from which the Company acquired MCRS Holdings, Inc. on August 6, 2014. SPV2 had no liabilities, revenues or expenses. Accordingly, SPV2’s transaction was deemed to be an asset acquisition.

Total consideration paid by Patriot Care, Inc. for 100% of the outstanding common shares of SPV2 was $20.0 million, comprised of (i) 3,043,485 shares of the Company’s common stock with a fair value of $19.5 million issued to the stockholders of SPV2 and (ii) approximately $471,000 in cash. The fair value of the common stock issued by the Company to SPV2 stockholders and the cash consideration was based on a preliminary estimated valuation of the 3,043,485 shares of the Company’s common stock, made by the board of directors of the Company in consultation with the Company’s management.

The consideration paid in excess of SPV2’s carrying amounts for the net assets acquired as of August 6, 2014, which was charged to equity as a deemed dividend, was as follows (in thousands):

In thousands
Total consideration	$19,971
Less net identifiable assets acquired	(7,721)
Deemed dividend	$12,250

Simultaneous with the merger of SPV2 with and into Patriot Care, Inc., the Company, through Patriot Care, Inc., acquired 100% of the outstanding common stock of MCRS Holdings, Inc., a managed care services company, for approximately $77.4 million. The purchase price was comprised of $52.5 million in cash upon closing, and $3.3 million of working capital adjustments payable to the sellers and the redemption of the MCMC Units to MCMC Holdings, LLC, the ultimate parent of MCRS Holdings, Inc. The Company attributed a fair value of $21.6 million to the MCMC Units. The fair value of the MCMC Units was determined by management based on the sum of (1) the fair value of MCMC Holdings, LLC pursuant to a stock purchase agreement entered into between MCMC Holdings, LLC and a third party acquirer on October 21, 2014, multiplied by the percentage of MCMC Holdings, LLC represented by the MCMC Units redeemed by the Company pursuant to the acquisition of PCM and (2) the total purchase price for MCRS Holdings, Inc. of approximately $77.4 million multiplied by the same percentage of MCMC Holdings, LLC represented by the MCMC Units redeemed by the Company pursuant to the acquisition of PCM. The sale of MCMC Holdings, LLC to the third party acquirer, which was consummated effective December 2, 2014, was a 100% consideration arms-length transaction with an unrelated third party for 100% of outstanding membership units of MCMC Holdings, LLC subsequent to the Company’s acquisition of MCRS Holdings, Inc. Accordingly, management deemed the above method of assessing the fair value of the MCMC Units as reasonable under the circumstances.

The excess of the $21.6 million fair value of the MCMC Units over the $7.7 million carrying value, or approximately $13.9 million, is included in net realized gains from investments in the accompanying combined statement of operations for the year ended December 31, 2014.

Upon the acquisition, MCRS Holdings, Inc. was renamed PCM.

Revenues and expenses prior to August 6, 2014 are not reflected in the Company’s financial results included herein.

The acquisition of PCM was accounted for by application of the acquisition method as required by FASB ASC 805, Business Combinations. Pursuant to FASB ASC 805, Business Combinations, assets acquired and liabilities assumed are generally recorded at their fair values as of the effective date of the acquisition. The fair values of identifiable tangible assets acquired and liabilities assumed were approximately equal to book values. The estimated fair value of the customer contracts acquired from MCRS Holdings, Inc. was recorded as an identifiable intangible asset, and the associated deferred tax liability was recorded as an identifiable liability.

The fair value of net identifiable tangible and intangible assets, as of the acquisition date, was as follows (in thousands):

In thousands
Cash	$912
Fee income receivable	413
Fee income receivable from related party	3,142
Income tax recoverable	186
Deferred tax asset	967
Other assets	572
Total Current Assets	6,192
Fixed assets, net	99
Intangible assets	34,800
Total Assets	41,091
Accounts payable and accrued expenses	(1,309)
Deferred tax liability	(13,920)
Net Identifiable Assets Acquired	$25,862

The Company’s preliminary estimates of the fair values of the assets acquired and liabilities assumed may be modified through August 6, 2015, as more information is obtained about the fair value of such assets acquired and liabilities assumed.

Goodwill as of August 6, 2014, recognized as a result of the acquisition, was as follows (in thousands):

In thousands
Total consideration	$77,402
Less net identifiable assets acquired	(25,862)
Goodwill	$51,540

In accordance with FASB ASC 350, Intangibles—Goodwill and Other, intangible assets, which are comprised solely of the estimated fair value of the service contracts acquired, are being amortized over the estimated life of the customer contracts, ranging from 2 to 10 years, in a manner that, in management’s opinion, reflects the pattern in which the intangible asset’s future economic benefits are expected to be realized. The intangible asset is tested for impairment at least annually (more frequently if certain indicators are present). In the event that the management determines that the value of the intangible asset has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Also in accordance with FASB ASC 350, Intangibles—Goodwill and Other, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that the management of the combined company determined that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

In connection with the acquisition, on August 6, 2014, PCM entered into a loan agreement with UBS Securities LLC (the “UBS Credit Agreement”) as described more fully in Note 6.

Our consolidated financial statements for the year ended December 31, 2014 include the operations of the acquired entities from their respective acquisition dates.

The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2013 (in thousands, except per share data):

	Year Ended December 31,
In thousands	2014	2013
Total revenues	$141,372	$92,967
Net income (loss)	5,218	(14,672)
Basic net income (loss) per share	$0.33	$(1.03)
Diluted net income (loss) per share	$0.31	$(1.03)

This unaudited supplemental pro forma financial information includes the results of operations of PCM, and is presented as if PCM had been consolidated as of January 1, 2013. The unaudited supplemental pro forma financial information has been provided for illustrative purposes only. The unaudited supplemental pro forma financial information does not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented, or of the results that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following unaudited supplemental pro forma financial information because of future events and transactions, as well as other factors, many of which are beyond the Company’s control.

4.	Fixed Assets and Other Long Term Assets

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Expenditures for furniture and fixtures and computer equipment are capitalized and depreciated on a straight-line basis over a three-year estimated useful life. Expenditures for leasehold improvements on office space and facilities leased by Guarantee Insurance Group but utilized by us are capitalized and amortized on a straight-line basis over the term of Guarantee Insurance Group’s lease.

Major classes of fixed assets consist of the following (in thousands):

	As of December 31,
In thousands	2014	2013
Fixed Assets
Computer equipment, software and furniture and fixtures	$5,722	$4,584
Leasehold improvements	2,545	2,529
Total fixed assets	8,267	7,113
Less accumulated depreciation and amortization	(6,388)	(4,184)
Fixed assets, net of accumulated depreciation and amortization	$1,879	$2,929

Other Long Term Assets

Other long term assets, which are solely comprised of capitalized policy and claims administration system development costs are also stated at cost, net of accumulated depreciation. Expenditures for capitalized policy and claims administration system development costs are capitalized and amortized on a straight line basis over a five-year estimated useful life.

As of December 31, 2014 and 2013, other long term assets consisted of the following (in thousands):

	As of December 31,
In thousands	2014	2013
Other long term assets
Capitalized policy and claims administration system development costs	$13,093	$11,964
Less accumulated depreciation and amortization	(3,251)	(1,294)
Other long term assets, net of accumulated depreciation and amortization	$9,842	$10,670

We periodically review all fixed assets and other long term assets that have finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Upon sale or retirement, the cost and related accumulated depreciation and amortization of assets disposed of are removed from the accounts, and any resulting gain or loss is reflected in earnings.

5.	Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of consideration paid over the fair value of net assets acquired. Goodwill is not amortized, but is tested at least annually for impairment (or more frequently if certain indicators are present or management otherwise believes it is appropriate to do so). In the event that management determines that the value of goodwill has become impaired, we will record a charge for the amount of impairment during the fiscal quarter in which the determination is made. We determined that there was no impairment required as of December 31, 2014.

The company acquired $51.5 million of Goodwill in 2014 as a result of the acquisition of Patriot Care, Inc., as discussed in Note 3, Business Combinations. Changes in Goodwill are summarized as follows (in thousands):

In thousands
Balance as of January 1, 2013	$9,953
Goodwill acquired during the year	—
Balance as of December 31, 2013	9,953
Goodwill acquired during the year	51,540
Balance as of December 31, 2014	$61,493

Intangible Assets

Intangible assets that have finite lives are amortized over their useful lives. The company acquired $34.8 million of intangible assets as a result of the acquisition of Patriot Care, Inc., as discussed in Note 3. The intangible assets, their original fair values, and their net book values are detailed below as of the dates presented (in thousands):

	As of December 31,
In thousands	2014	2013
Intangible Assets
Fair value of service contracts acquired	$34,800	$—
Less accumulated amortization	(1,812)	—
Intangible assets, net of accumulated amortization	$32,988	$—

The table below is the estimated amortization expense for the Company’s intangible assets for each of the next five years and thereafter:

In thousands
Amortization expense
2015	$4,350
2016	4,350
2017	4,350
2018	4,350
2019	4,350
Thereafter	11,238
Total	$32,988

6.	Notes Payable and Lines of Credit

Notes payable, including accrued interest thereon, were comprised of the following (in thousands):

	As of December 31,
In thousands	2014	2013
PennantPark Loan Agreement	$63,285	$42,000
UBS Credit Agreement	56,288	—
Gross Notes Payable and Current Portion of Notes Payable	119,573	42,000
Less original issue discount	(3,085)	(1,050)
Less value attributable to stock warrants	(5,667)	(2,436)
Notes Payable and Current Portion of Notes Payable	110,821	38,514
Less current portion of notes payable	(15,782)	(8,190)
Notes Payable	$95,039	$30,324

Senior Secured Credit Facility

On January 22, 2015, we entered into a Credit Agreement with BMO Harris Bank N.A., as administrative agent (the “Administrative Agent”) and the other lenders party thereto, which provides for a $40.0 million revolving credit facility and a $40.0 million term loan facility (the “senior secured credit facility”). The senior secured credit facility has a maturity of five years, and borrowings thereunder bear interest, at our option, at LIBOR plus a margin ranging from 250 basis points to 325 basis points or at base rate plus a margin ranging from 150 basis points to 225 basis points. Margins on all loans and fees will be increased by 2% per annum during the existence of an event of default. The revolving credit facility includes borrowing capacity available for letters of credit and borrowings on same-day notice, referred to as swing line loans. At any time prior to maturity, we have the right to increase the size of the revolving credit facility or the term loan facility by an aggregate amount of up to $20.0 million, but in a minimum amount of $5.0 million.

In addition to paying interest on outstanding principal under the senior secured credit facility, we are required to pay a commitment fee to the Administrative Agent for the ratable benefit of the lenders under the revolving credit facility in respect of the unutilized commitments thereunder, ranging from 35 basis points to 50 basis points, depending on specified leverage ratios. With respect to letters of credit, we are also required to pay a per annum participation fee equal to the applicable LIBOR margin on the face amount of each letter of credit as well as a fee equal to 0.125% on the face amount of each letter of credit issued (or the term of which is extended). This latter 0.125% fee is payable to the issuer of the letter of credit for its own account, along with any standard documentary and processing charges incurred in connection with any letter of credit.

The term loan facility amortizes quarterly beginning the first full quarter after the closing date at a rate of 5% per annum of the original principal amount during the first two years, 7.5% per annum of the original principal amount during the third and fourth years and 10% per annum of the original principal amount during the fifth year, with the remainder due at maturity. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity. In the event of any sale or other disposition by us or our subsidiaries guaranteeing the senior secured credit facility of any assets with certain exceptions, we are required to prepay all proceeds received from such a sale towards the remaining scheduled payments of the term loan facility.

In addition, all obligations under the senior secured credit facility are guaranteed by all of our existing and future subsidiaries, other than foreign subsidiaries to the extent the assets of all foreign subsidiaries that are not guarantors do not exceed 5% of the total assets of us and our subsidiaries on a consolidated basis, and secured by a first-priority perfected security interest in substantially all our and our guaranteeing subsidiaries’ tangible and intangible assets, whether now owned or hereafter acquired, including a pledge of 100% of the stock of each guarantor.

The senior secured credit facility contains certain covenants that, among other things and subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to engage in certain business and financing activities and that require us to maintain certain financial covenants, including requirements to maintain (i) a maximum total leverage ratio of total outstanding debt to adjusted EBITDA for the most recently-ended four fiscal quarters of no more than 300% and (ii) a minimum fixed charge coverage ratio of adjusted EBITDA to the sum of cash interest expense (which amount shall be calculated on an annualized basis for the three, six and nine month periods ending March 31, 2015, June 30, 2015 and September 30, 2015) plus income tax expense (or less any income tax benefits) plus capital expenditures plus dividends, share repurchases and other restricted payments plus regularly scheduled principal payments of debt for the same period of a least 150% for the most recently-ended four quarters. The senior secured credit facility allows us to pay dividends in an amount up to 50% of our net income if certain other financial conditions are met. The senior secured credit facility contains other restrictive covenants, including those regarding indebtedness (including capital leases) and guarantees; liens; operating leases; investments and acquisitions; loans and advances; mergers, consolidations and other fundamental changes; sales of assets; transactions with affiliates; no material changes in nature of business; dividends and distributions, stock repurchases, and other restricted payments; change in name, jurisdiction of organization or fiscal year; burdensome agreements;. and capital expenditures. The senior secured credit facility also has events of default that may result in acceleration of the borrowings thereunder, including (i) nonpayment of principal, interest, fees or other amounts (subject to customary grace periods for items other than principal); (ii) failure to perform or observe covenants set forth in the loan documentation (subject to customary grace periods for certain affirmative covenants); (iii) any representation or warranty proving to have been incorrect in any material respect when made; (iv) cross-default to other indebtedness and contingent obligations in an aggregate amount in excess of an amount to be agreed upon; (v) bankruptcy and insolvency defaults (with grace period for involuntary proceedings); (vi) inability to pay debts; (vii) monetary judgment defaults in excess of an agreed upon amount; (viii) ERISA defaults; (ix) change of control; (x) actual invalidity or unenforceability of any loan document, any security interest on any material portion of the collateral or asserted (by any loan party) invalidity or unenforceability of any security interest on any collateral; (xi) actual or asserted (by any loan party) invalidity or unenforceability of any guaranty; (xii) material unpaid, final judgments that have not been vacated, discharged, stayed or bonded pending appeal within a specified number of days after the entry thereof; and (xiii) any other event of default agreed to by us and the Administrative Agent.

UBS Credit Agreement

On August 6, 2014, in connection with the Patriot Care Management Acquisition, we and certain of our subsidiaries entered into the UBS Credit Agreement, which provided for a five-year term loan facility in an aggregate principal amount of $57.0 million that would mature on August 6, 2019. The loan was secured by the common stock of PCM and guaranteed by Guarantee Insurance Group and its wholly owned subsidiaries. Following our IPO, we prepaid all outstanding borrowings under the UBS Credit Agreement, including accrued interest and applicable prepayment premium.

Our borrowings under the UBS Credit Agreement bore interest at a rate equal to the greatest of (x) the base rate in effect on such day, (y) the federal funds rate in effect on such day plus 0.50% and (z) the adjusted LIBOR rate on such day for a one-month interest period plus 1.00%, subject to a minimum rate, plus an applicable margin of 8.00%, which may be increased by additional amounts under certain specified circumstances. The weighted average interest rate under the UBS Credit Agreement for the year ended December 31, 2014 was 11.25%.

PennantPark Loan Agreement

On August 6, 2014, in connection with the GUI Acquisition, we and certain of our subsidiaries, as borrowers, and certain of our other subsidiaries and certain affiliated entities, as guarantors, entered into the PennantPark Loan Agreement with the PennantPark Entities, as lenders. Following our Offering, we prepaid all outstanding borrowings under the PennantPark Loan Agreement, including accrued interest and applicable prepayment premium. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Use of Proceeds from Registered Securities.”

Borrowings under the PennantPark Loan Agreement were comprised of (i) an Initial Tranche in an aggregate principal amount of approximately $37.8 million, and (ii) an Additional Tranche in an aggregate principal amount of approximately $30.8 million of new borrowings. Our borrowings under the PennantPark Loan Agreement were funded at a price equal to 97.5% of the par value thereof and bore interest equal to the sum of (i) the greater of 1.0% or LIBOR and (ii) 11.50%. The weighted average interest rate under the PennantPark Loan Agreement for the year ended December 31, 2014 was 12.5%.

All obligations under the PennantPark Loan Agreement were guaranteed by certain of our subsidiaries as well as several affiliated entities, including GUI, and were generally secured by the tangible and intangible property of the borrowers and the guarantors. In connection with both tranches of the PennantPark Loan Agreement, we issued warrants to the PennantPark Entities to purchase an aggregate of 1,110,555 shares of our common stock.

7.	Capital Lease Obligations

Equipment subject to capital lease assumed is comprised of capitalized policy and claims administration software development costs and related computer equipment. Monthly payments on the capital lease, which expires on December 3, 2016, are approximately $206,000 as of August 6, 2014. Payments may be adjusted in connection with a change in the interest rate swap rate quoted in the Bloomberg Swap Rate Report. The Company’s obligations for future payments on the capital lease as of December 31, 2014, based on the interest rate swap rate in effect on that date, are as follows (in thousands):

In thousands	Principal	Interest	Total
Payments on Capital Lease
2015	$2,332	$140	$2,472
2016	2,438	34	2,472
Total Revenues	$4,770	$174	$4,944

8.	Fair Value Measurement of Financial Liabilities

With respect to the Company’s financial liabilities, which include notes payable, capital lease obligation and warrant redemption liability, the Company has adopted current accounting guidance which establishes the authoritative definition of fair value, establishes a framework for measuring fair value, creates a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. This guidance defines fair value as the price that would be paid to warrant redemption liability in an orderly transaction between market participants at the measurement date.  As required under current accounting guidance, the Company has identified and disclosed its financial assets in a fair value hierarchy, which consists of the following three levels:

Definition
Level 1	Observable unadjusted quoted prices in active markets for identical securities.

Level 2	Observable inputs other than quoted prices in active markets for identical securities, including:

	(i)	quoted prices in active markets for similar securities.

	(ii)	quoted prices for identical or similar securities in markets that are not active.

(iii)

inputs other than quoted prices that are observable for the security (e.g., interest rates, yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, credit risks and default rates).

	(iv)	inputs derived from or corroborated by observable market data by correlation or other means.

Level 3	Unobservable inputs, including the reporting entity’s own data, as long as there is no contrary data indicating market participants would use different assumptions.

The Company’s notes payable, capital lease obligation and warrant redemption liability, for which carrying values were equal to fair values, classified by level within the fair value hierarchy, was as follows as of December 31, 2014 and 2013 (in thousands):

	Fair Value Measurement, Using
December 31, 2014	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Notes payable	$—	$—	$110,821	$110,821
Capital lease obligation	—	—	4,770	4,770
Warrant redemption liability	—	—	12,879	12,879
Total	$—	$—	$128,470	$128,470

	Fair Value Measurement, Using
December 31, 2013	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Notes payable	$—	$—	$38,514	$38,514
Capital lease obligation	—	—	6,816	6,816
Warrant redemption liability	—	—	6,934	6,934
Total	$—	$—	$52,264	$52,264

The following is a reconciliation of the fair value of the Company’s financial liabilities that were measured using significant unobservable (Level 3) inputs (in thousands):

Year Ended December 31, 2014	Notes Payable	Capital Lease Obligation	Warrant Redemption Liability	Total
Fair value, January 1, 2014	$38,514	$6,816	$6,934	$52,264
Issuance of note payable	55,290	—	—	55,290
Issuance of note payable associated with acquisition of assets and liabilities of GUI	30,000	—	—	30,000
Repayment of notes payable	(10,196)	—	—	(10,196)
Amortization of warrant and original issue discount on notes payable	1,335	—	—	1,335
Change in capital lease obligation assumed from GUI	—	(1,304)	—	(1,304)
Repayment of capital lease obligation	—	(757)	—	(757)
Change in accrued interest on capital lease obligation	—	15	—	15
Warrants subject to redemption liability issued	(4,122)	—	4,122	—
Increase in fair value of common stock and warrant redemption liability	—	—	1,823	1,823
Fair Value, December 31, 2014	$110,821	$4,770	$12,879	$128,470

Year Ended December 31, 2013	Notes Payable	Capital Lease Obligation	Warrant Redemption Liability	Total
Fair value, January 1, 2013	$4,712	$—	$3,400	$8,112
Proceeds from issuance of notes payable, net of amounts attributable to detachable common stock Warrants	38,472	—	—	38,472
Repayment of notes payable	(10,000)	—	—	(10,000)
Amortization of warrant and original issue discount on notes payable	5,330	—	—	5,330
Redeemable warrants issued	—	—	2,477	2,477
Change in capital lease obligation assumed from GUI	—	6,816	—	6,816
Forgiveness of redeemable PRS Warrants in exchange for redeemable warrants	—	—	(3,400)	(3,400)
Fair value of warrants issued in exchange for forgiveness of PRS Warrants	—	—	4,457	4,457
Fair Value, December 31, 2013	$38,514	$6,816	$6,934	$52,264

9.	Related Party Transactions

Fee income from related party represents fee income earned from Guarantee Insurance, a related party as described above. Fee income from Guarantee Insurance for claims administration services is based on the net portion of claims expense retained by Guarantee Insurance pursuant to quota share reinsurance agreements between Guarantee Insurance, PUI’s third party insurance company customers and the segregated portfolio cell reinsurers that assume business written by Guarantee Insurance. Certain fee income from third-party segregated portfolio cell reinsurers is remitted to the Company by Guarantee Insurance on behalf of the segregated portfolio cell reinsurers. Fee income from Guarantee Insurance for brokerage, underwriting and policyholder services represents fees for soliciting applications for workers’ compensation insurance for Guarantee Insurance, based on a percentage of premiums written or other amounts negotiated by the parties.

The allocation of marketing, underwriting and policy issuance costs from related party in the accompanying combined statements of operations represents costs reimbursed to GIG for salaries and other costs incurred by GIG to provide its policyholder services. Management fees paid to related party for administrative support services in the accompanying combined statements of operations represent amounts paid to GIG for management oversight, legal, accounting, human resources and technology support services.

As of December 31, 2014, we had a net receivable from related parties amount of approximately $1.0 million and $0.8 million due from Mr. Mariano and entities controlled by Mr. Mariano, our founder, Chairman, President and Chief Executive Officer, respectively.

10.	Concentration

For the year ended December 31, 2014, approximately 71% of total fee income and fee income from related party was attributable to contracts with Guarantee Insurance, the Company’s largest customer and a related party, and approximately 18% was attributable to contracts with the Company’s second largest customer. For the year ended December 31, 2013, approximately 44% of total fee income and fee income from related revenues was attributable to contracts with Guarantee Insurance and approximately 38% and 12% were attributable to contracts with the Company’s second and third largest customers, respectively. For the year ended December 31, 2012, approximately 42% of total fee income and fee income from related revenues was attributable to contracts with Guarantee Insurance and approximately 35% and 21% were attributable to contracts with the Company’s second and third largest customers, respectively.

As of December 31, 2014, approximately 86% of fee income receivable and fee income receivable from related party was attributable to contracts with Guarantee Insurance, the Company’s largest customer and a related party, and approximately 8% and 2% of fee income receivable and fee income receivable from related party were attributable to contracts with the Company’s second and third largest customers, respectively. As of December 31, 2013, approximately 62% of fee income receivable and fee income receivable from related party was attributable to contracts with Guarantee Insurance, the Company’s largest customer and a related party, and approximately 23% and 11% of fee income receivable and fee income receivable from related party were attributable to contracts with the Company’s second and third largest customers, respectively. As of December 31, 2012, approximately 28% of fee income receivable and fee income receivable from related party was attributable to contracts with Guarantee Insurance and approximately 51% and 19% of fee income receivable and fee income receivable from related party were attributable to contracts with the Company’s second and third largest customers, respectively. Management believes that the receivable balances from these largest customers do not represent significant credit risk based on cash flow forecasts, balance sheet analysis and past collection experience.

Because fee income from related party for claims administration services is based on the net portion of claims expense retained by Guarantee Insurance, as described in Note 9, the Company’s revenues attributable to contracts with Guarantee Insurance do not necessarily represent fee income from related party.

11.	Commitments and Contingencies

Contractual Obligations and Commitments

The table below provides information with respect to our long-term debt and contractual commitments as of December 31, 2014:

(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$119,572	$15,782	$35,000	$68,790	$-
Interest on long-term debt	40,815	13,252	19,780	7,783	-
Operating lease obligations	11,034	2,964	4,227	2,685	1,158
Capital lease obligation	4,944	2,472	2,472	-	-
Total contractual obligations	$176,365	$34,470	$61,479	$79,258	$1,158

In connection with the note payable outstanding at December 31, 2014 as described in Note 6 and the amendment to this note, effective August 6, 2014, associated with the acquisition of GUI’s contracts and certain other assets as described in Note 3 herein, the common stock of the Company and the common stock or units of each of the Company’s wholly and majority owned subsidiaries, other than PCM, are pledged as collateral.

In connection with the loan, effective August 6, 2014, associated with the merger of Six Points Ventures 2, Inc. with and into Patriot Care, Inc. and the simultaneous acquisition of PCM as described in Note 3 herein, the common stock of PCM is pledged as collateral.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

The Company has employment agreements with certain executives and other employees, which provide for compensation and certain other benefits and for severance payments under certain circumstances. The employment agreements contain clauses that become effective upon a change of control of the Company. Upon the occurrence of any of the defined events in the employment agreements, the Company would be obligated to pay certain amounts to the relevant employees.

The Company maintains cash at various financial institutions and, at times, balances may exceed federally insured limits. Management does not believe this results in any material effect on the Company’s financial position or results of operations.

In the normal course of business, the Company may be party to various legal actions that management believes will not result in any material effect on the Company’s financial position or results of operations.

12.	Warrant Redemption Liability

On November 27, 2013, the Company issued 743,730 detachable common stock warrants to one of its previous lenders in exchange for warrants and units in certain subsidiaries of the Company which were held by the previous lender. The warrants have an exercise price of $.001 per share and expire on October 9, 2022. The Company attributed a value to these warrants of approximately $4.5 million as of December 31, 2013. The warrants were exercised by the lender on September 30, 2014 and converted to 743,730 shares of common stock of Patriot National for an exercise price of $.001 per share. Under the terms of the warrant agreement between the Company and the lender, the lender may require the Company to redeem these shares of common stock of Patriot National for cash after November 27, 2018, in an amount equal to the estimated fair value of the stock as determined by an independent appraisal. The Company attributed no value to the redemption liability associated with this common stock as of September 30, 2014, based on the fact that, (i) in the event an initial public offering is not consummated prior to November 27, 2018, the Company’s majority owner, Chairman and Chief Executive Officer has the ability and intent to cause a “Sale of the Company” to occur through a single transaction or a series of related transactions with an independent third party or a group of independent third parties, pursuant to which such independent third party or group of independent third parties acquires (a) a majority of the Company’s common stock on a fully-diluted basis (whether by merger, consolidation, sale or transfer of common stock, reorganization, recapitalization or otherwise) or (b) all or substantially all of the assets of the Company constitutes a sale and (ii) in the event an initial public offering is consummated prior to November 27, 2018, the security holder has waived its put right.

On November 27, 2013, the Company issued 626,295 detachable common stock warrants to new lenders to purchase shares of the Company’s common stock at an exercise price of $2.67 per share. The warrants expire on November 27, 2023. At the fifth anniversary date of the warrants and any time after the eighth anniversary date of the warrants, the warrant holders may require the Company to redeem the warrants for cash, in an amount equal to the estimated fair value of the warrants, as determined by an independent appraisal, less the total exercise price of the redeemed warrants. The Company attributed a value to the warrants of approximately $2.4 million as of both November 27, 2013 and December 31, 2013. The value of the warrants was recorded as a discount on the loan and a warrant liability on November 27, 2013. The discount on the loan is amortized as interest expense over the term of the loan. The Company attributed a value to these warrants of approximately $7.3 million as of December 31, 2014.

On August 6, 2014, in connection with the Additional Tranche described in Note 6, the Company issued 484,260 detachable common stock warrants to the lenders to purchase shares of the Company’s common stock at an exercise price of $2.67 per share. The warrants expire on November 27, 2023. At the fifth anniversary date of the warrants and any time after the eighth anniversary date of the warrants, the warrant holders may require the Company to redeem the warrants for cash, in an amount equal to the estimated fair value of the warrants, as determined by an independent appraisal, less the total exercise price of the redeemed warrants. The Company attributed a value to the warrants of approximately $4.1 million as of August 6, 2014. The value of the warrants was recorded as a discount on the loan and a warrant liability on August 6, 2014. The discount on the loan is amortized as interest expense over the term of the loan. The Company attributed a value to these warrants of approximately $5.6 million as of December 31, 2014.

The estimated value of the redeemable warrants is reflected as warrant redemption liability in the accompanying combined balance sheets as of December 31, 2014 and 2013, and the change in the liability is reflected as an increase (decrease) in fair value of warrant redemption liability in the accompanying combined statements of operations for the years ended December 31, 2014 and 2013. In estimating the value of the redeemable warrants and common stock, giving consideration to all valuation approaches and methods in its analysis and ultimately relying on a variety of established appraisal methods and techniques, applying a market approach based on the IPO underwriter’s estimate of value, the guideline public company method in combination with the discounted future returns method and, as appropriate, the option pricing model using Black Scholes. Various valuation indications are weighted using the Probability-Weighted Expected Return Method (PWERM) in accordance with the AICPA’s accounting and Valuation Guide: Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Our analysis of warrant value and put value is based on a combination of the market approach and the income approach to determine the value of PNI common stock at the Valuation Date, and the application of an option pricing model using Black Scholes to determine the value of one warrant at the Valuation Date. We relied in part upon the estimated IPO value developed by the underwriter, which was based on the underwriter’s comparative company analysis, a market approach; the discounted future returns method primarily relies on the Company’s financial estimates; the terminal values used in the discounted future returns method are derived using the underwriter’s estimate based upon its analysis of comparative public companies, and the guideline public company method.

13.	Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes” (“ASC 740”). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of the consolidated income tax provision are as follows:

	For the Year Ended December 31,
In thousands	2014	2013	2012
Current income tax expense (benefit)	$12,270	$(3,774)	$(2,101)
Deferred income tax expense before increase in valuation allowance	(651)	1,785	397
Net Income Tax Benefit before Increase in Valuation Allowance	11,619	(1,989)	(1,704)
Increase in valuation allowance	16	2,701	1,704
Net Income Tax Expense	$11,635	$712	$—

As described in Note 1, Patriot National filed a consolidated federal income tax return for the period from inception (November 15, 2013) to December 31, 2014 which included the results of its wholly and majority owned subsidiary, PSI, and PSI’s wholly and majority owned subsidiaries, PRS, Contego, Forza and Patriot Captive Management, all of which became subsidiaries of the Company effective November 27, 2013.

GIG has included the revenues and expenses associated with the GUI contracts and certain other assets acquired and liabilities assumed through the acquisition date of August 6, 2014 in its consolidated federal income tax returns for the years ended December 31, 2014, 2013 and 2012.

A reconciliation of the provision for income taxes with the U.S. Federal statutory income tax rate is as follows (in thousands, except percentages):

	2014		2013		2012
In thousands	Amount	Rate	Amount	Rate	Amount	Rate
Income (loss) before income tax expense (benefit)	$22,094		$(5,556)		$367
Income tax expense (benefit) at statutory federal rate	7,733	35.0%	(1,889)	34.0%	125	34.0
State income tax (benefit), net of federal deduction	1,153	5.2	(63)	1.1	(52)	(14.2)
Tax effect of:
Loss on exchange of units and warrants	—	—	52	(0.9)	—	—
Gain on redemption of MCMC Units attributable to difference between tax basis and book basis	1,883	8.5	—	—	—	—
Expenses incurred in connection with the acquisition of PCM	247	1.1	—	—	—	—
Amortization of loan discounts and loan costs	—	—	1,538	(27.7)	—	—
PSI, PRS and Forza income passed through to the sole shareholder for federal tax purposes for the period January 1, 2013 to November 27, 2013 and the year ended December 31, 2012	—	—	(1,992)	35.9	(1,502)	(409.3)
Contego Services Group, Inc. loss passed through to the members for federal tax purposes for the period January 1, 2013 to November 27, 2013 and the year ended December 31, 2012	—	—	51	(0.9)	(257)	(70.0)
Increase in fair value of warrant redemption liability	638	2.9	—	—	—	—
Deferred tax liability established effective November 27, 2013, attributable to goodwill arising from December 14, 2011 acquisition of PRS	—	—	291	(5.2)	—	—
Patriot Captive Management loss (income) not subject to U.S. federal income taxes as a non-U.S.-domiciled company	22	0.1	23	(0.4)	(4)	(1.1)
Other items, net	(57)	(0.3)	—	—	(14)	(3.7)
Actual Income Tax Expense (Benefit) before Increase in Valuation Allowance	11,619	52.6	(1,989)	35.8	(1,704)	(464.3)
Increase in valuation allowance	16	0.1	2,701	(48.6)	1,704	464.3
Actual Income Tax Expense	$11,635	52.7%	$712	(12.8)%	$—	—

Patriot Captive Management is domiciled in non-U.S. jurisdictions. The Company has no current intention of distributing unremitted earnings of Patriot Captive Management to its U.S. domiciled parent, PSI. Additionally, it is not practical to calculate the potential liability associated with such distribution due to the fact that dividends received from Patriot Captive Management could bring additional foreign tax credits, which could ultimately reduce the U.S. tax cost of the dividend, and significant judgment is required to analyze any additional local withholding tax and other indirect tax consequences that may arise due to the distribution of these earnings. Accordingly, pursuant to FASB ASC 740, Tax Provisions, the income tax expense in the accompanying combined statements of operations for the years ended December 31, 2014, 2013 and 2012 do not include a provision for federal income taxes attributable to Patriot Captive Management’s operations.

We assess uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company had no reserve for uncertain tax positions or accrued interest or penalties related thereto as of December 31, 2014 or 2013. The Company’s policy is to recognize interest and penalties related to uncertain tax positions within the income tax expense line in the accompanying Consolidated Statement of Operations. The tax period from inception (November 15, 2013) to December 31, 2013 remains subject to examination by all of the Company’s tax jurisdictions.

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
In thousands	2014	2013
Deferred tax assets:
Purchased intangibles	$19,114	$—
Accrued liabilities and other deferred tax assets	351	—
Total deferred tax assets	19,465	—
Valuation allowance for deferred tax assets	(6,258)	—
Deferred tax assets	13,207	—
Deferred tax liabilities:
Nondeductible amortizable intangible assets	13,195	—
Book-tax difference in purchased intangibles - PRS	—	291
Depreciable fixed assets	12	—
Total deferred tax liabilities	$13,207	$291
Net deferred tax liabilities	$—	$291

In connection with the GUI acquisition on August 6, 2014, the Company recognized a deferred tax asset of approximately $19.1 million associated with the purchased intangibles related to the GUI contracts.  Based on the initial and preliminary information available to us as of September 30, 2014, the Company fully offset the 19.1 million deferred tax assets with a valuation allowance.  The results of operations related to the GUI contracts subsequent to August 6, 2014 are included in our consolidated tax return for the year ended December 31, 2014.  There were no significant deferred tax assets or deferred tax liabilities generated by the GUI contracts between the August 6, 2014 acquisition date and December 31, 2014.

At December 31, 2014, upon further completing our income tax analysis from the preliminary estimate at September 30, 2014, we concluded that the full valuation allowance of $19.1 million is no longer required.  Accordingly, the Company reduced the valuation allowance to $6.3 million as of December 31, 2014, which fully offsets the deferred tax asset in excess of total deferred tax liabilities. Pursuant to FASB ASC 805, Business Combinations, we reduced the deemed dividend by $12.9 million, commensurate with the reduction in valuation allowance, to recognize the updated information obtained from our income tax analysis about the fair value of assets acquired and liabilities assumed in acquisitions, as described in Note 3 – Business Combinations.

In establishing the $6.3 million valuation allowance, the Company considered factors involving the company’s tax planning strategies and both recent and projected financial results.  Based on the Company’s analysis, it was determined that the realization of $6.3 million in net deferred taxes as of December 31, 2014 was not more likely than not.

Supplemental Pro Forma Income Tax Information (Unaudited)

The unaudited supplemental pro forma income tax benefit has been presented in accordance with Section 3410.1 (under the headings 3400, Special Applications and 3410, Sub-Chapter S Corporations and Partnerships) of the SEC Division of Corporation Finance Financial Reporting Manual. The unaudited supplemental pro forma income tax benefit gives effect to the tax treatment of the Company’s Subchapter S corporation and limited liability company subsidiaries as if they were subject to federal and state income taxes for the years ended December 31, 2013 and 2012.

The pro forma net income tax benefit is comprised of the following (in thousands):

	For the Year Ended December 31,
In thousands	2013	2012
Current income tax benefit	$(2,174)	$(2,220)
Deferred income tax expense before increase in valuation allowance	1,565	362
Net Income Tax Benefit before Increase in Valuation Allowance	(609)	(1,858)
Increase in valuation allowance	2,701	1,858
Net Income Tax Expense	$2,092	$—

The Company’s pro forma income tax rates, expressed as a percent of net income before income tax expense, vary from statutory federal income tax rates due to the following (amounts in thousands):

	2013		2012
In thousands	Amount	Rate	Amount	Rate
Income (loss) before income tax expense (benefit)	$(5,556)		$367
Income tax expense (benefit) at statutory federal rate	(1,889)	34.0%	125	34.0%
State income tax (benefit), net of federal deduction	(20)	0.4	(124)	(33.8)
Tax effect of:
Loss on exchange of units and warrants	52	(0.9)	—	—
Amortization of loan discounts and loan costs	1,677	(30.2)	68	18.5
Difference in tax basis of net identifiable liabilities assumed in acquisition pursuant to Internal Revenue Code §338(h)(10) election	(492)	8.9	(2,067)	(563.2)
Patriot Captive Management loss (income) not subject to U.S. federal income taxes as a non-U.S.-domiciled company	23	(0.4)	(4)	(1.1)
Other items, net	40	(0.7)	144	39.3
Actual Income Tax Expense (Benefit) before Increase in Valuation Allowance	(609)	11.1	(1,858)	(506.3)
Increase in valuation allowance	2,701	(48.6)	1,858	506.3
Actual Income Tax Expense	$2,092	(37.5)%	$—	—%

14.	Quarterly Operating Results (unaudited):

Quarterly operating results for 2014 and 2013 were as follows (in thousands, except per share data):

	For the Year Ended December 31,
In thousands	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014
Total fee income and fee income from related party	$15,599	$15,453	$31,433	$40,245
Total revenues	$15,808	$15,742	$45,469	$40,245
Total expenses	13,348	20,955	19,440	41,427
Net income (loss) before income tax expense	$2,460	$(5,213)	$26,029	$(1,182)
Net Income (Loss)	1,502	(5,597)	16,902	(2,393)
Basic net income (loss) per share	$0.11	$(0.39)	$1.03	$(0.13)
Diluted net income (loss) per share	$0.10	$(0.39)	$0.96	$(0.13)
2013
Total fee income and fee income from related party	$13,348	$12,639	$16,096	$13,790
Total revenues	$13,350	$12,628	$16,062	$13,870
Total expenses	11,875	16,085	14,764	18,742
Net income (loss) before income tax expense	$1,475	$(3,457)	$1,298	$(4,872)
Net Income (Loss)	1,460	(3,471)	1,277	(5,452)
Basic net income (loss) per share	$0.10	$(0.24)	$0.09	$(0.38)
Diluted net income (loss) per share	$0.10	$(0.24)	$0.09	$(0.38)

15.	Valuation and Qualifying Accounts

Valuation and qualifying accounts deducted from the assets to which they apply:

In thousands	Balance at Beginning of Period	Provision for Doubtful Accounts	Deductions	Balance at End of Period
2014
Total - allowance for uncollectible fee income receivable	$2,544	$502	$(2,910)	$136
2013
Total - allowance for uncollectible fee income receivable	$—	$2,544	$—	$2,544

16.	Subsequent Events

On January 22, 2015, we consummated the initial public offering (the “IPO”) of our common stock, par value $0.001 per share, at a public offering price of $14.00 per share, pursuant to the registration statement on Form S-1 (File No. 333-200972) (the “Prospectus”), as amended, filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”). We issued and sold 7,350,000 shares of our common stock in the offering, and the PennantPark Entities offered and sold 965,700 shares of common stock in the offering.

On January 22, 2015, Patriot National, Inc. (the “Company”) entered into the Credit Agreement (the “Credit Agreement”), by and among the Company, BMO Harris Bank N.A., as administrative agent (the “Administrative Agent”) and the other lenders party thereto, which provides for a $40.0 million revolving credit facility and a $40.0 million term loan facility, and fully drew down the $40.0 million term loan facility.

As contemplated in the Prospectus, we generated aggregate proceeds of approximately $116.4 million and net proceeds to us of approximately $98.3 million, after deducting $8.1 million in underwriting discounts and commissions and other expenses. We used proceeds from the IPO, together with borrowings under our senior secured credit facility, to repay $67.6 million outstanding under its PennantPark Loan Agreement (as defined below) and to repay $57.2 million outstanding under its UBS Credit Agreement (as defined below), in each case including accrued interest and applicable prepayment premiums. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.”

On January 31, 2015, we entered into an asset purchase agreement with Phoenix Risk Management, Inc., a California corporation (“Phoenix”), pursuant to which the Company agreed to acquire substantially all of the assets of Phoenix for $1,099,000 in cash plus a performance-based cash earn-out of up to $3,000,000. Pursuant to the acquisition agreement, Phoenix will be entitled to an annual earn-out payment of up to $1,000,000 for the next three years subject to reduction on a pro-rata basis if the level of premium earned within the first year does not meet certain targets. The Company did not assume any material liabilities. The transaction closed on February 4, 2015.

On February 5, 2015, the Company purchased 98.8% of the membership interests of DecisionUR, LLC, a California limited liability company which provides web-based Utilization Review Software for the worker’s compensation industry for $2.2 million in cash. The membership interests, previously held by Six Points Investment Partners, LLC, were transferred to the Company pursuant to an Assignment and Assumption Agreement. The transaction closed on February 5, 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. In addition, under the JOBS Act, we are not required to comply with the auditor attestation requirement of Section 404(b) as long as we are an “emerging growth company.” See “Risk Factors—Risks related to ownership of our common stock.”

Changes in Internal Control

There was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Item 8.01.Other Events.

On March 26, 2015, we announced a new turn-key insurance carrier partnership with a James River Group subsidiary, Falls Lake National Insurance Company (formerly known as Stonewood National Insurance Company).   Under a partnership agreement with Falls Lake National Insurance Company, we will act as program administrator with defined underwriting and claims settlement authority for healthcare accounts in ten Midwestern states. The partnership agreement serves 10 states including Arkansas, Illinois, Indiana, Iowa, Kansas, Michigan, Missouri, Nebraska, Oklahoma and Texas where we have an existing distribution network and expect to begin issuing policies in Q2 of 2015.  A copy of the press release is attached hereto as Exhibit 99.1.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Below is a list of our executive officers and directors.

Name	Age	Position
Steven M. Mariano	50	Chairman, President and Chief Executive Officer
John R. Del Pizzo	68	Director
Austin J. Shanfelter	57	Director
Quentin P. Smith	63	Director
Charles H. Walsh	83	Director
Timothy J. Ermatinger	66	Executive Vice President and President of Patriot Care Management, Inc.
Michael W. Grandstaff	55	Executive Vice President
Judith L. Haddad	55	Executive Vice President and Chief Information and Technology Officer
Paul V. Halter	55	Executive Vice President and National Director of Field Operations
Michael R. McFadden	47	Executive Vice President of Patriot Services, Inc.; President of Forza Lien, Inc.
Christopher A. Pesch	57	Executive Vice President, General Counsel, Chief Legal Officer and Secretary
Thomas Shields	56	Executive Vice President, Chief Financial Officer and Treasurer

Steven M. Mariano. Mr. Mariano, our founder, has served as our Chairman, President and Chief Executive Officer since the Reorganization in November 2013. He is responsible for the overall direction and management of our operations and financial and strategic planning. He is an entrepreneur and businessman with 20 years of experience in the insurance industry. Mr. Mariano founded Strategic Outsourcing Inc., a professional staffing company, which was sold to Union Planters Bank (which was acquired by Regions Financial Corporation) in 2000. In 2003, Mr. Mariano formed Patriot Risk Management, Inc. to acquire Guarantee Insurance. Shortly thereafter he formed Patriot Risk Services, Inc. to provide fee-based care management, captive consulting, bill review, network development and other claims related services to Guarantee Insurance and other clients. Mr. Mariano had been the Chairman and Chief Executive Officer of Guarantee Insurance from September 2003; he resigned from such positions effective as of January 6, 2015.

John R. Del Pizzo. Mr. Del Pizzo joined our board of directors in June 2014, having served on the board of directors of Guarantee Insurance from September 2003 to June 2014. He also served on the board of directors of Patriot Risk Management, Inc. as the Chairman of the Audit Committee from 2003 to 2011. Previously, he also served on the board of directors of Strategic Outsourcing Inc., a professional staffing company, and served as President of ATS of Pennsylvania, a subsidiary of Strategic Outsourcing Inc., from 1992 to 2000. Since 1995, Mr. Del Pizzo has served as the Founder and President of Del Pizzo and Associates, an accounting and business advisory firm. Mr. Del Pizzo is a certified public accountant and holds a Bachelor of Science degree in Marketing Management from St. Joseph’s University and a Master’s degree in Business Administration in Finance from Drexel University.

Austin J. Shanfelter. Mr. Shanfelter joined our board of directors in June 2014, having served on the board of directors of Guarantee Insurance Group since October 2010. Since October 2009, Mr. Shanfelter has been the Chairman and majority shareholder of Global HR Research LLC, an employee life cycle management company. He has served on the board of directors of Orion Marine Group, Inc., a civil marine contractor, since May 2007, where he has served as Chairman of the compensation committee since May 2007 and as a member of the nominating and governance committee since May 2010. He has also served on the board of directors of Sabre Industries, Inc., a provider of utility and other infrastructure. In addition, Mr. Shanfelter is a member of the board of directors of the Power and Communications Contractors Association, an industry trade group. Mr. Shanfelter holds a Bachelor of Science degree in Health from Lock Haven University of Pennsylvania.

Quentin P. Smith. Mr. Smith joined our board of directors in January 2015. Since April 1996, Mr. Smith has served as the president of Cadre Business Advisors LLC, a professional management consulting firm. Previously, he was Partner-in-Charge of Arthur Andersen’s Desert Southwest business consulting practice providing business development and client engagement management services from April 1993 to April 1995. Mr. Smith serves as a director of STORE Capital, a publicly traded REIT, and is the chairman of the compensation and governance committees of the board of directors of Banner Health, a non-profit healthcare system based in Phoenix, Arizona. He received his Bachelor’s degree in Industrial Management and Computer Science from the Krannert School of Business at Purdue University and his Master’s degree in Business Administration from Pepperdine University.

Charles H. Walsh. Mr. Walsh joined our board of directors in January 2015. Since 1983, Mr. Walsh has served as the Managing Partner of Walsh Partners Real Estate Development, a real estate development company. In addition, he has served as a member of the board of directors of the Chicago White Sox since 1984 and as a member of the board of directors of the Chicago Bulls since 1985. Mr. Walsh holds a Bachelor of Science degree in Business Administration from Northwestern University.

Timothy J. Ermatinger. Mr. Ermatinger has been our Executive Vice President and President of Patriot Care Management, Inc. since August 2014. Previously, he served in a similar capacity as Executive Vice President of Managed Care Risk Services, Inc. (renamed Patriot Care Management, Inc.) from June 2011 to August 2014. Prior to that, he served as President of Patriot Risk Services, Inc., providing various fee-for-service care management solutions for Guarantee Insurance and other carrier clients from August 2006 to June 2011. He is a certified public accountant and earned his Bachelor’s degree in accounting from the University of Detroit.

Michael W. Grandstaff. Mr. Grandstaff has been our Executive Vice President in charge of Strategic Planning and Acquisitions since August 2014. Previously, Mr. Grandstaff had served as Senior Vice President, Executive Vice President and Chief Financial Officer of Guarantee Insurance Group from February 2008 to August 2014. Prior to joining Guarantee Insurance Group, Mr. Grandstaff served in a number of financial leadership roles with insurance and insurance services organizations, including as Chief Financial Officer of American Community Mutual Insurance Company, a mutual health insurance company, from June 2002 to November 2007. Mr. Grandstaff is a certified public accountant and holds a Bachelor of Arts degree and Master’s degree in Business Administration in Accounting from Michigan State University.

Judith L. Haddad. Ms. Haddad has been our Executive Vice President and Chief Information and Technology Officer since August 2014. Previously, Ms. Haddad had served in a similar capacity for Guarantee Insurance Group from August 2008 to August 2014. Prior to joining Guarantee Insurance Group, Ms. Haddad served in a number of executive and consulting roles in the information technology field, including as Vice President of Information Technology for NYMAGIC, Inc., a multi-line insurance carrier based in New York from August 2006 to August 2008. Ms. Haddad holds a Bachelor of Science degree from Clark University and a Master’s degree in Business Administration from Nova Southeastern University. In addition, Ms. Haddad completed an Executive Management program at INSEAD in Fontainebleau, France.

Paul V. Halter. Mr. Halter has been our Executive Vice President and National Director of Field Operations since October 2014. Previously, Mr. Halter had served in a similar capacity for Guarantee Insurance Group since April 2013. From November 2010 to April 2013, Mr. Halter had served as Executive Vice President and Regional Vice President of Guarantee Insurance Group. From September 2008 to April 2009 Mr. Halter was an Executive Vice President with The Resourcing Solutions Group, Inc., a payroll company offering workers’ compensation insurance. Mr. Halter holds a Bachelor of Science degree in Chemistry from the College of Charleston.

Michael R. McFadden. Mr. McFadden has been Executive Vice President of Patriot Services, Inc. since December 2014 and President of Forza Lien, Inc. since May 2012. Previously, he served as an officer of Guarantee Insurance Group, Inc. as Regional Vice President, Western Region since January 2013 and Vice President of Operations, Western Region since October 2011. Mr. McFadden graduated from the University of Phoenix in May 2000.

Christopher A. Pesch. Mr. Pesch has been our Executive Vice President, General Counsel, Chief Legal Officer and Secretary since September 2014. Previously, Mr. Pesch was a corporate, mergers and acquisitions and securities partner at BakerHostetler LLP from August 2013 to September 2014. He held similar roles at Polsinelli PC from June 2011 to August 2013, and at Locke Lord Bissell & Liddell LLP from 2009 to May 2011. Mr. Pesch holds a Bachelor of Arts degree in Mathematics from Lake Forest College and a Juris Doctor degree from Seattle University School of Law.

Thomas Shields. Mr. Shields has been our Executive Vice President, Chief Financial Officer and Treasurer since September 2014. Prior to joining us, Mr. Shields was the Chief Financial Officer of Lighting Science Corporation Group, a provider of light emitting diode lighting technology, from August 2012 to August 2014. From July 1999 to February 2012, Mr. Shields served as Chief Operating Officer, Executive Vice President and Chief Financial Officer, and Secretary of Anadigics, Inc., a designer and manufacturer of radio frequency semiconductor solutions. Mr. Shields holds a degree in Accounting and a Master’s degree in Business Administration in Finance from Fairleigh Dickinson University.

Director Qualifications

Our board of directors seeks to ensure that it is composed of members whose particular experience, qualifications, attributes and skills, when taken together, will allow the board of directors to satisfy its oversight responsibilities effectively. More specifically, in identifying candidates for membership on the board of directors, the nominating and corporate governance committee takes into account (1) individual qualifications, such as industry knowledge or business experience, strength of character and mature judgment, and (2) any other factors it considers appropriate, including alignment with our stockholders.

When determining whether our current directors have the experience, qualifications, attributes and skills, taken as a whole, to enable our board to satisfy its oversight responsibilities effectively in light of our business and structure, our board of directors focused primarily on our directors’ contributions to our and our subsidiaries’ success in recent years and on the information discussed in the biographies set forth under “Directors, Executive Officers and Corporate Governance.” With respect to Mr. Mariano, our board of directors considered in particular his extensive experience in the insurance industry and entrepreneurial background. With respect to

Mr. Del Pizzo, our board of directors considered in particular his financial and accounting experience. With respect to Mr. Shanfelter, our board of directors considered in particular his experience and knowledge acquired serving on the boards of directors of other companies. With respect to Mr. Smith, our board of directors considered in particular his extensive experience in the management consulting industry and service on public boards. With respect to Mr. Walsh, our board of directors considered in particular his experience and knowledge as a business leader and his long service on the boards of directors of other organizations.

Committee Charters and Corporate Governance Guidelines

Our commitment to good corporate governance is reflected in our Corporate Governance Guidelines, which describe board of directors’ views on a wide range of governance topics. These Corporate Governance Guidelines are reviewed from time to time by our board of directors and, to the extent deemed appropriate in light of emerging practices, revised accordingly, upon recommendation to and approval by our board of directors.

Our Corporate Governance Guidelines, Audit, Compensation and Nominating and Corporate Governance Committee charters, and other corporate governance information are available on our website at www.patnat.com under Investor Relations: Corporate Governance: Governance Documents.

Board Composition and Independence

Our business and affairs are managed under the direction of our board of directors. Our amended and restated certificate of incorporation provides that our board of directors shall consist of not less than three and not more than fifteen directors as the board of directors may from time to time determine. Our amended and restated bylaws provide for a staggered board of directors with three separate “classes” of directors, with the classes to be as nearly equal in number as possible and with the directors serving three-year terms. Our directors are divided into the following classes:

Class I	Class II	Class III
Steven M. Mariano	John R. Del Pizzo	Charles H. Walsh
Austin J. Shanfelter	Quentin P. Smith

The terms of the Class I, Class II and Class III directors will expire at the annual meeting in 2016, 2017 and 2018, respectively, and in each case, when any successor has been duly elected and qualified.

Our board of directors consists of five directors, of which Messrs. Shanfelter, Smith and Walsh meet the NYSE independence requirements for board and committee service. Members of our board of directors are kept informed of our business through discussions with our Chief Executive Officer, Chief Financial Officer and other officers, by reviewing materials provided to them, by visiting our offices and facilities, and by participating in meetings of the board of directors and its committees. While retaining overall responsibilities, our board of directors assigns certain of its responsibilities to permanent committees consisting of board members appointed by it.

Board Committees

Our board of directors has three standing committees: the audit committee, the nominating and corporate governance committee and the compensation committee. Each committee operates under a charter that has been approved by our board of directors. The members of each committee are appointed and serve at the pleasure of the board of directors.

Audit Committee

The purpose of the audit committee will be set forth in the audit committee charter and will include assisting the board of directors in overseeing:

●	the quality and integrity of our financial statements, our financial reporting process and our systems of internal accounting and financial controls;
●	our compliance with legal and regulatory requirements;
●	the independent auditor’s qualification, performance and independence;
●	the performance of our internal audit function; and
●	the evaluation of risk assessment and risk management issues.

Our audit committee consists of Messrs. Shanfelter, Smith and Walsh, with Mr. Shanfelter serving as chairman. Our board has determined each of these members is an independent director under the applicable SEC rules and the NYSE listing standards for audit committee members, and Mr. Shanfelter is an “audit committee financial expert” within the meaning of Item 407 of Regulation S-K. Each member of the audit committee has the ability to read and understand fundamental financial statements. Our board of directors has adopted a written charter under which the audit committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and NYSE, is available on our website at www.patnat.com.

Nominating and Corporate Governance Committee

The purpose of the nominating and corporate governance committee is set forth in the nominating and corporate governance committee charter and includes:

●

identifying individuals qualified to become members of our board of directors, and selecting, or recommending that our board of directors select, the director nominees for each annual meeting of stockholders or to otherwise fill vacancies or newly created directorships on the board of directors;

●	overseeing the evaluation of the performance of our board of directors and management;
●	reviewing and recommending to our board of directors committee structure, membership and operations;
●	developing and recommending to our board of directors a set of corporate governance guidelines applicable to us; and
●	leading our board of directors in its annual review process.

The nominating and corporate governance committee consists of Messrs. Shanfelter, Smith and Walsh, with Mr. Walsh serving as chairman. Our board of directors has adopted a written charter under which the nominating and corporate governance committee operates. A copy of the charter, which satisfies the applicable standards of the NYSE, is available on our website at www.patnat.com.

Compensation Committee

The purpose of the compensation committee is set forth in the compensation committee charter and includes:

●	oversight of our executive compensation policies and practices;
●	reviewing and approving, or recommending to our board of directors to review and approve, matters related to the compensation of our Chief Executive Officer and our other executive officers; and
●	overseeing administration and monitoring of our incentive and equity-based compensation plans.

The compensation committee consists of Messrs. Smith and Walsh, with Mr. Smith serving as chairman. Our board has determined each of these members is an independent director under the applicable SEC rules and NYSE listing standards for compensation committee members. Our board of directors has adopted a written charter under which the compensation committee operates. A copy of the charter, which satisfies the applicable standards of the SEC and NYSE, is available on our website at www.patnat.com.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to all of our directors, officers and employees. A current copy of the codeis posted on our website, which is located at www.patnat.com. We will, if required, disclose within four business days amendments to or waivers from the code of business conduct and ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website at www.patnat.com rather than by filing a Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors, a company’s chief accounting officer and persons who beneficially own more than 10% of a company’s common stock (the “Reporting Persons”), to file initial reports of ownership and reports of changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Due to the timing of our IPO in January 2015, none of the Reporting Persons was subject to Section 16(a) in the year ended December 31, 2014.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes compensation for the years ended December 31, 2014 and 2013 earned by our principal executive officer and our two other most highly-compensated executive officers as of December 31, 2014. These individuals are referred to as our named executive officers.

					Non-Equity	Non-Qualified
				Stock	Incentive Plan	Deferred	All Other
		Salary	Bonus	Awards	Compensation	Compensation	Compensation	Total
Name and Principal Position	Year	($)(1)	($)	($)	($)	Earnings ($)	($)	($)
Steven M. Mariano,	2014	—	—	—	—	—	—	—
Chief Executive Officer	2013	—	—	—	—	—	255,235(2)	255,235
Judith Haddad,	2014	425,000	405,000(3)	—	—	—	—	830,000
Chief Information & Technology Officer	2013	403,662		—	—	—	—	403,662
Robert Peters,	2014	375,000	5,000(4)	—	—	—	15,600(5)	395,600
Chief Operating Officer(6)	2013	361,739	—	—	—	—	15,600(5)	370,339

(1)	The amounts reported represent the named executive officer’s base salary earned during the fiscal year covered.
(2)	This amount represents country club and other membership fees ($205,000) and residential security services ($50,235) paid on Mr. Mariano’s behalf.
(3)

This amount represents the aggregate bonus amount earned by Ms. Haddad during fiscal year 2014, which includes a bonus ($400,000) earned upon the successful completion of certain business objectives relating to the integration of our information technology systems and a year-end bonus ($5,000).

(4)	This amount represents a year-end bonus earned by Mr. Peters.
(5)	This amount represents the aggregate monthly car allowance provided to Mr. Peters for fiscal years 2014 and 2013.
(6)	Mr. Peters resigned as Chief Operating Officer on January 28, 2015.

Narrative Disclosure to Summary Compensation Table

Senior Management Agreements

Mr. Mariano entered into an employment agreement with us on December 31, 2014. Each of Mr. Peters and Ms. Haddad entered into employment agreements with Guarantee Insurance Group, as of August 27, 2012 and February 19, 2010, respectively, governing the terms of their employment. Each of Mr. Peters’ and Ms. Haddad’s employment agreements was assigned by Guarantee Insurance Group to, and assumed by, us on December 10, 2014. The terms of the employment agreements are substantially the same, but for differences in title, term, role, and as otherwise described below.

The term of Mr. Mariano’s employment agreement continues through December 31, 2017, with automatic renewals for successive 12 month periods. Mr. Mariano receives an annual base salary of $1.00 subject to review by our compensation committee on an annual basis. Mr. Mariano is eligible to earn an annual bonus as determined by our compensation committee and is entitled to participate in, and receive awards under, any long-term incentive plan maintained by the Company, in each case, as determined by our compensation committee.

The employment agreements of Mr. Peters and Ms. Haddad each provide for an employment term of 12 months with automatic renewals for successive 12 month periods. Mr. Peters and Ms. Haddad’s employment agreements provide for an initial base salary of $325,000 and $210,000, respectively, which is subject to increases as determined by the Board or the compensation committee from time to time. The employment agreements also provide that both Mr. Peters and Ms. Haddad are eligible to earn an annual incentive bonus of up to 50% of each of their respective base salaries. Under her employment agreement, Ms. Haddad is also eligible to receive additional stock and/or option grants at the discretion of the Board. Mr. Peters is also entitled to reimbursement of certain relocation expenses as set forth in his employment agreement.

Each of Messrs. Mariano and Peters and Ms. Haddad are eligible to receive severance payments under the terms of their respective employment agreements following certain terminations of employment, subject to post-termination restrictive covenants. For a complete description of the terms of the post-termination payments and benefits under the amended employment agreements, see “—Potential Payments upon Termination or Change in Control.”

Outstanding Equity Awards at Fiscal Year End

Our named executive officers did not have any outstanding equity awards as of December 31, 2014.

Non-Equity Incentive Plan Compensation

For the years ended December 31, 2014 and 2013, the Board evaluated our performance on a periodic basis in consultation with certain of our named executive officers. The Board did not establish a formal annual bonus plan for fiscal year 2014, and each of Mr. Peters and Ms. Haddad was paid a year-end bonus of $5,000. The Board did not establish a formal annual bonus plan for fiscal year 2013, and Messrs. Mariano and Peters and Ms. Haddad did not receive an annual bonus for such fiscal year.

In 2014, for Ms. Haddad, the Board established a bonus targeted at $400,000 based on successful completion of certain business objectives relating to the integration of our information technology systems within a predetermined timeline and budget. In the first quarter of 2014, Ms. Haddad achieved the business objectives and was paid a bonus of $400,000.

Potential Payments upon Termination or Change in Control

Steven M. Mariano. Pursuant to the terms of Mr. Mariano’s employment agreement as amended, upon a termination of his employment by us without cause or by Mr. Mariano with good reason, subject to each of his execution and the effectiveness of a general release of claims, and subject to continued compliance with the restrictive covenants contained in his employment agreement, Mr. Mariano will be entitled to the following severance benefits: (i) a lump sum cash severance payment equal to 200% of the sum Mr. Mariano’s annual salary plus an amount equal to his average annual bonus over the three preceding fiscal years (except that if such termination of Mr. Mariano’s employment occurred within 24 months following a change in control or within 6 months prior to a change in control, at the request of a participant in the potential acquisition, Mr. Mariano will instead receive an enhanced lump sum cash severance payment equal to 300% of the sum of his annual salary plus average annual bonus over the three preceding fiscal years) and (ii) if continuation of coverage under COBRA is elected by Mr. Mariano, reimbursement for the full cost of coverage under our group health plans for Mr. Mariano and his eligible dependents for a period of 18 months. In the event any payments to Mr. Mariano are subject to excise taxes under Section 4999 of the Internal Revenue Code, such payments will be either paid in full or reduced to a lesser amount which would not result in the imposition of such excise taxes, whichever results in a greater after-tax amount to Mr. Mariano.

Robert Peters and Judith Haddad. Pursuant to the terms of Mr. Peters’ and Ms. Haddad’s employment agreements, upon a termination of employment by us without cause or by Mr. Peters or Ms. Haddad with good reason, subject to his or her execution and the effectiveness of a general release of claims, and subject to continued compliance with the restrictive covenants contained in their employment agreements, Mr. Peters and Ms. Haddad will each be entitled to a severance payment equal to twelve months of his or her annual salary at the time of termination payable in 12 monthly installments, except that if such termination of Ms. Haddad’s employment occurred within 12 months following a change in control (as defined in the applicable employment agreement), Ms. Haddad will instead receive enhanced severance equal to 200% of her annual salary at the time of termination, payable in 12 monthly installments. In the event any payments to Mr. Peters or Ms. Haddad are subject to excise taxes under Section 4999 of the Internal Revenue Code, such payments will be reduced to a lesser amount which would not result in the imposition of such excise taxes.

Restrictive Covenants

Upon any termination of employment for any reason, Messrs. Mariano and Peters and Ms. Haddad’s employment agreements each provide for restrictions on the disclosure of confidential information and trade secrets and disparaging the Company, and for a period of 12 months (or 24 months in the case of Mr. Mariano) following the date of termination of employment covenants restricting them from soliciting our employees and customers. Messrs. Mariano and Peters’ employment agreements also provide covenants restricting them from engaging in competitive activities for a period of 12 months (or 24 months in the case of Mr. Mariano) following the date of termination of employment.

Retirement Plan

Through a plan administered by Guarantee Insurance Group, our employees participate in a qualified contributory retirement plan established to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan covers all employees, including our named executive officers, who may contribute a portion of their eligible compensation to the plan subject to statutory limits imposed by the Internal Revenue Code. Subject to meeting the minimum contribution requirements under the plan, we provide for matching contributions of 50% of employee contributions up to the first 6% of employee contributions. We plan to adopt a similar retirement plan for our employees in connection with this offering.

Recent Developments

2014 Omnibus Incentive Plan

On January 15, 2015, our board of directors and stockholders adopted, the Patriot National, Inc. 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). The Omnibus Incentive Plan provides for the granting of restricted stock, restricted stock units, stock options and other awards to directors, officers, employees, consultants, advisors and other members of the Company. The total number of shares of common stock that may be issued under the Omnibus Incentive Plan is 2,824,968.

Effective January 28, 2015, Mr. Robert Peters resigned from his role as Executive Vice President and Chief Operating Officer of the Company.

Compensation of Directors

For the year ended December 31, 2013, we did not pay compensation or grant equity awards to directors for their service on our board of directors. For the year ended December 31, 2014, each of our non-management directors who served during fiscal 2014 received an annual cash retainer of $45,000 on January 2, 2015 and was reimbursed for reasonable travel and related expenses associated with attendance at board or committee meetings.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee are, or have been, employed by us. None of our executive officers currently serves, or in the past three years has served, as a member of the board of directors, compensation committee or other board committee performing equivalent functions of another entity that has one or more executive officers serving on our board or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and accompanying footnotes set forth information with regarding the beneficial ownership of our common stock as of March 18, 2015 by (i) each person who is known by us to own beneficially more than five percent of our outstanding shares of common stock, (ii) each of our named executive officers, (iii) each member of our board of directors and (iv) all of our directors and executive officers as a group.

Name of Beneficial Owner	Number of Shares[75]	Percentage of Class
Steven M. Mariano(1) (2)	15,691,462	59.5%
Christopher A. Pesch	338,495	1.3%
John R. Del Pizzo(3)	173,028	*
Thomas Shields	70,588	*
Michael W. Grandstaff	69,976	*
Timothy J. Ermatinger	48,382	*
Judith L. Haddad	25,000	*
Paul V. Halter	23,059	*
Michael R. McFadden	16,765	*
Austin J. Shanfelter	16,543	*
Charles H. Walsh	9,438	*
Quentin P. Smith	4,438	*
Robert J. Peters(4)	—	—
All current directors and executive officers as a group (12 persons)	16,487,174	62.5%

*	Indicates less than one percent of common stock.
(1)

Includes 835,995 shares held by Steven M. Mariano Trust with Mr. Mariano as trustee. As of February 25, 2015, Mr. Mariano has pledged 1,330,380 shares, representing approximately 5.0% of our total shares outstanding, to secure obligations under a credit agreement dated as of April 11, 2013, between Mr. Mariano and UBS Bank USA. In the event of a default under the agreement, UBS Bank USA may foreclose upon any and all of the pledged shares. Restricted stock units issued to employees in connection with our IPO are scheduled to vest in three annual installments. Upon the vesting of any such units and the issuance of shares thereunder, Mr. Mariano will have a proxy to vote, or act by written consent with respect to, such shares until the earliest to occur of (i) the termination of employment of the individual who was granted such restricted stock units, (ii) sale of such shares to a third party, (iii) the date of our change in control and (iv) the date Mr. Mariano ceases to be our Chief Executive Officer. Mr. Mariano’s address is c/o Patriot National, Inc., 401 East Las Olas Boulevard, Suite 1650, Fort Lauderdale, Florida 33301.

(2)

Includes 339,292 shares purchased by Guarantee Insurance Group in our IPO as part of the directed share program. Because Guarantee Insurance Group is controlled by Mr. Mariano, shares of our common stock owned by Guarantee Insurance Group may be deemed to be beneficially owned by Mr. Mariano.

(3)	Includes 65,575 shares held by Mr. Del Pizzo’s spouse and 7,050 shares held by Advanta Trust LLC for which Mr. Del Pizzo shares voting and investment power.
(4)	Mr. Peters resigned as Chief Operating Officer on January 28, 2015.

Equity Compensation Plans

As of December 31, 2014, we had no securities authorized for issuance under equity compensation plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

Reorganization

Mr. Mariano, our founder, Chairman, President and Chief Executive Officer, initially started our workers’ compensation insurance business and acquired Guarantee Insurance in 2003. In our Reorganization, we consolidated certain insurance services entities controlled by Mr. Mariano under Patriot National, Inc. In connection with the Reorganization, we issued 14,250,000 shares of common stock to Mr. Mariano and 37,500 shares of common stock to Mr. Del Pizzo, one of our directors, in exchange for their respective equity interests in such consolidated entities. For additional information about our Reorganization, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Our History and Organization.”

Relationship and Transactions with Guarantee Insurance Group and Guarantee Insurance

Steven M. Mariano, our founder, Chief Executive Officer and Chairman, beneficially owns 59.5% of the outstanding shares of our common stock and substantially all of the outstanding equity of Guarantee Insurance Group. As a result, Guarantee Insurance Group and its subsidiaries, including Guarantee Insurance and GUI, are related parties of ours. Mr. Mariano received dividends of $5.5 million from Guarantee Insurance Group in 2014.

Service Fees Received from Guarantee Insurance

We provide brokerage and policyholder services and claims administration services to Guarantee Insurance pursuant to the Services Agreements and the Program Administrator Agreement. See “Business—Clients—Guarantee Insurance Company.” We have been providing a full range of brokerage and policyholder services to Guarantee Insurance pursuant to the new Program Administrator Agreement since August 6, 2014. Accordingly, we expect that fees received from Guarantee Insurance will increase significantly going forward.

Pursuant to the Services Agreements, we provide our services in connection with claims arising out of insurance policies held or underwritten by Guarantee Insurance. The Services Agreements have various terms and expiration dates ranging from 2018 to 2022, unless otherwise extended or earlier terminated as provided therein. The fees we receive are based, depending on the service provided, upon a percentage of reference premium, flat monthly fees, hourly fees or the savings we achieve, among others.

Pursuant to Program Administrator Agreement, we act as Guarantee Insurance’s exclusive general agent for the purpose of underwriting, issuing and delivering insurance contracts in connection with Guarantee Insurance’s workers’ compensation insurance program. The agreement with Guarantee Insurance remains in effect until terminated by either party upon 180 days’ prior written notice to the other party for cause. Guarantee Insurance may also terminate the agreement, in whole or in part, immediately upon written notice to us in the event of our insolvency or bankruptcy, systematic risk-binding that is not in compliance with the applicable underwriting guidelines or procedures and the occurrence of certain other events. The fees we receive are based upon premiums written for each account bound with Guarantee Insurance.

A portion of the fees that we receive from Guarantee Insurance pursuant to the Services Agreements and the Program Administrator Agreement are for Guarantee Insurance’s account (which we recognize as “fee income from related party”) and a portion of the fees are for the account of reinsurance captive entities to which Guarantee Insurance has ceded a portion of its written risk (which we recognize as “fee income”). See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Principal Components of Financial Statements—Revenue.” As a result, a substantial portion of fee income we recognize from non-related parties is nevertheless derived from our relationship with Guarantee Insurance. For the year ended December 31, 2014, we recognized $73.1 million in total fee income and fee income from related party pursuant to contracts with Guarantee Insurance, and our fee income from related party was $46.9 million. Our total fee income and fee income from related party pursuant to contracts with Guarantee Insurance and our fee income from related party constituted 71% and 46%, respectively, of our total fee income and fee income from related party for the year ended December 31, 2014.

Rent, Administrative and Management Fees Paid to Guarantee Insurance Group

Pursuant to an expense reimbursement agreement with Guarantee Insurance Group dated January 1, 2012, as amended and restated from time to time, we reimbursed Guarantee Insurance Group for rent and certain corporate administrative services costs incurred on our behalf. For the year ended December 31, 2014, approximately $1.9 million, was paid to Guarantee Insurance Group as reimbursements for the such costs and are reflected as “allocation of marketing, underwriting and policy issuance costs from related party” in our combined statements of operations.

In addition, pursuant to a management services agreement with Guarantee Insurance Group dated January 1, 2012, we paid management fees to Guarantee Insurance Group for management oversight, legal, accounting, human resources and technology support services provided to us. For the year ended December 31, 2014, approximately $5.4 million was paid to Guarantee Insurance Group for such services and are reflected as “management fees paid to related party for administrative support services” in our combined statements of operations.

Our administrative functions have been separated from Guarantee Insurance, the expense reimbursement and management services agreements have been terminated, and such expenses are being incurred directly by us from August 6, 2014, including through a sublease agreement with Guarantee Insurance Group, as described below.

Sublease Agreement

On August 6, 2014, we entered into a sublease agreement in respect of office space for our headquarters in Ft. Lauderdale, Florida with Guarantee Insurance Group, the tenant under a lease with the third party landlord. We recently entered into a new lease agreement directly with the third party landlord and terminated the sublease agreement.

Equipment Lease

Effective August 6, 2014, in connection with the GUI Acquisition, Guarantee Insurance Group assigned to us its rights, and we assumed its obligations under, the master equipment lease agreement, dated as of December 3, 2013, by and among Fifth Third Bank, as lessor, and Guarantee Insurance Group and Mr. Mariano, as co-lessees, which was incurred in respect of the WCE system. As co-lessee, Mr. Mariano has agreed, among other things, to maintain no less than $5.0 million of liquidity as long as any obligations are outstanding under this agreement. As of December 31, 2014, the aggregate amount of lease financings pursuant to this agreement was $4.8 million.

Financing Transactions

UBS Credit Agreement

On August 6, 2014, in connection with the Patriot Care Management Acquisition, we and certain of our subsidiaries entered into the UBS Credit Agreement, which provided for a five-year term loan facility in an aggregate principal amount of $57.0 million that would mature on August 6, 2019. The loan was secured by the common stock of PCM and guaranteed by Guarantee Insurance Group and its wholly owned subsidiaries. Following our IPO, we prepaid all outstanding borrowings under the UBS Credit Agreement, including accrued interest and applicable prepayment premium.

PennantPark Loan Agreement

On August 6, 2014, in connection with the GUI Acquisition, we and certain of our subsidiaries, as borrowers, and certain of our other subsidiaries and certain affiliated entities, as guarantors, entered into the PennantPark Loan Agreement with the PennantPark Entities, as lenders. Following our IPO, we prepaid all outstanding borrowings under the PennantPark Loan Agreement, including accrued interest and applicable prepayment premium.  On January 22, 2015, in connection with our IPO, we repaid all outstanding borrowings under the PennantPark Loan Agreement and the UBS Credit Agreement.

GUI Acquisition

On August 6, 2014, we consummated the GUI Acquisition pursuant to which we acquired GUI’s contracts in force and certain other assets, for a total consideration of approximately $55.1 million. The consideration consisted of $30 million in cash, the assumption of certain of GUI’s liabilities, settlement of certain intercompany balances and the retirement of the receivable in the amount of approximately $28.8 million from Guarantee Insurance comprising principal and accrued but unpaid interest under the Surplus Note made to Guarantee Insurance on November 27, 2013 in connection with the Reorganization. See “Management’s

Discussion and Analysis of Financial Condition and Results of Operations —Our History and Organization” and “Selected Financial Data.”

Patriot Care Management Acquisition

On August 6, 2014, we acquired the Patriot Care Management Business. The Patriot Care Management Business had been previously controlled by Mr. Mariano and was sold to MCMC, a third party, in 2011. A portion of the consideration received by Mr. Mariano and other stockholders in that sale consisted of MCMC preferred equity. As part of the Patriot Care Management Acquisition we issued 3,043,485 of our shares in exchange for MCMC preferred equity to the holders of such preferred equity, including Mr. Mariano, Mr. Del Pizzo and his spouse Arlene Del Pizzo, Mr. Shanfelter, Mr. Ermatinger, Mr. Grandstaff and Mr. Pesch, as consideration for such preferred equity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Our History and Organization.”

Pursuant to a managed care services agreement, dated as of August 6, 2014, we outsource certain medical bill review and related services to MCMC. Mr. Mariano is party to the agreement with respect to certain exclusivity and non-compete provisions. The agreement remains in effect through December 31, 2019 unless earlier terminated by us or MCMC upon 30 days’ written notice for material breach. Subsequent to such initial term the agreement may be terminated by either party upon 90 days’ prior written notice to the other party.

Settlement Agreement

On January 24, 2014, we entered into a settlement agreement among us, Guarantee Insurance and certain of its affiliates, Mr. Mariano and Managed Care Risk Services, Inc. (“MCRS”) and certain of its affiliates relating principally to a settlement between MCRS and Guarantee Insurance in respect of certain disputed amounts. In connection with the settlement, we agreed to pay an amount of $0.3 million that we owed to MCRS under a prior managed care services agreement.

Stockholders Agreement

In connection with the warrants issued to the PennantPark Entities as part of our Reorganization, we entered into the Stockholders Agreement, which was amended and restated on January 5, 2015 in connection with our IPO. The Stockholders Agreement provides the PennantPark Entities and Mr. Del Pizzo with certain customary “piggyback” registration rights with respect to 926,085 shares of our common stock that they now hold or may acquire upon exercise of warrants. All expenses incurred in connection with a “piggyback” registration will be borne by us, excluding underwriters’ discounts and commissions, which will be borne by the selling party. In addition, we will indemnify the registration rights holders against certain liabilities which may arise under the Securities Act in connection with any offering made pursuant to such registration rights.

In connection with our IPO, we also entered into a new registration rights agreement with Mr. Mariano. This agreement provides him with an unlimited number of “demand” registrations as well as customary “piggyback” registration rights. This new registration rights agreement also provides that we will pay certain expenses relating to such registrations, excluding underwriters’ discounts and commissions, and indemnify Mr. Mariano against certain liabilities which may arise under the Securities Act in connection with any offering made pursuant to such registration rights.

Tax Advisory Services

Del Pizzo & Associates P.C., a tax advisory firm wholly owned by Mr. Del Pizzo, one of our directors, has received payments from us in the amount of approximately $109 thousand in the year ended December 31, 2014 for tax advisory services it performed in fiscal years 2014 and 2013 in respect of entities that are now our subsidiaries.

Loan Arrangements and Receivable from Affiliates

In August 2014, Mr. Mariano made a short-term working capital loan to us for approximately $0.6 million in connection with the Patriot Care Management Acquisition. The loan did not bear interest and was repaid in full in August 2014.

As of December 31, 2014, we had a net receivable from related parties of approximately $1.0 million and $0.8 million due from Mr. Mariano and entities controlled by Mr. Mariano, our founder, Chairman, President and Chief Executive Officer, respectively.

Statement of Policy Regarding Transactions with Related Persons

Our board of directors has adopted a written Related Person Transaction Policy to assist it in reviewing, approving and ratifying transactions with related persons and to assist us in the preparation of related disclosures required by the SEC. This Related Person

Transaction Policy supplements our other policies that may apply to transactions with related persons, such as the Corporate Governance Guidelines of our board of directors and our Code of Business Conduct and Ethics.

The Related Person Transaction Policy provides that all transactions with related persons covered by the policy must be reviewed and approved and ratified by the Audit Committee or disinterested members of the board of directors and that any employment relationship or transaction involving an executive officer and any related compensation must be approved or recommended for the approval of the board of directors by the Compensation Committee.

In reviewing transactions with related persons, the Audit Committee or disinterested members of the board of directors will consider all relevant facts and circumstances, including, without limitation:

●	the nature of the related person’s interest in the transaction;
●	the material terms of the transaction;
●	the importance of the transaction both to the Company and to the related person;
●	whether the transaction would likely impair the judgment of a director or executive officer to act in the best interest of the Company;
●	whether the value and the terms of the transaction are substantially similar as compared to those of similar transactions previously entered into by the Company with non-related persons, if any; and
●	any other matters that management or the Audit Committee or disinterested directors, as applicable, deem appropriate.

The Audit Committee or disinterested members of the board of directors, as applicable, will not approve or ratify any related person transaction unless it shall have determined in good faith that, upon consideration of all relevant information, the related person transaction is in, or is not inconsistent with, the best interests of the Company. The Audit Committee or the disinterested members of the board of directors, as applicable, may also conclude, upon review of all relevant information, that the transaction does not constitute a related person transaction and thus that no further review is required under this policy.

Generally, the Related Person Transaction Policy applies to any current or proposed transaction in which:

●	the Company was or is to be a participant;
●	the amount involved exceeds $120,000; and
●

any related person (i.e., a director, director nominee, executive officer, greater than 5% beneficial owner and any immediate family member of such person) had or will have a direct or indirect material interest.

Director Independence

    See “Item 10. Directors, Executive Officers and Corporate Governance – Board Composition and Independence” above.

Item 14. Principal Accountant Fees and Services

The following table summarizes the aggregate fees for professional services provided by BDO USA, LLP (“BDO”) for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
In thousands	2014	2013
Audit Fees(1)	$265	$133
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees(2)	785	-
Total Fees Billed	$1,050	$133

(1)	Audit Fees include services performed in review of the Company’s books and records, disclosures, and estimates for the periods indicated.
(2)	All Other Fees include services performed related to the Company’s Initial Public Offering.

Consistent with SEC policies regarding auditor independence and the Audit Committee’s charter, the Audit Committee has responsibility for engaging, setting compensation for and reviewing the performance of the independent registered public accounting firm. In exercising this responsibility, the Audit Committee pre-approves all audit and permitted non-audit services provided by its independent registered public accounting firm. The Audit Committee may delegate authority to one or more independent members to grant pre-approvals of audit and permitted non-audit services; provided that any such pre-approvals shall be presented to the full Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report.

1.	Combined Financial Statements: We include this portion of Item 15 under Item 8 of this Annual Report on Form 10-K.
a.	Combined Balance Sheets as of December 31, 2014 and 2013.
b.	Combined Statement of Operations for the years ended December 31, 2014, 2013 and 2012.
c.	Combined Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012.
d.	Combined Statement of Stockholder’s Equity (Deficit) for the years ended December 31, 2014, 2013 and 2012.
e.	Notes to Combined Financial Statements.
f.	Report of Independent Registered Public Accounting Firm on Financial Statements.
2.	Financial Statement Schedules:
a.	All schedules are omitted as the required information is either not present, not present in material amounts, or presented within the audited financial statements or related notes.
3.	Exhibits:

Exhibit Number	Exhibit Description
2.1

Asset Purchase Agreement dated as of January 31, 2015 by and between Patriot National, Inc. and Phoenix Risk Management, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2015 (File no. 001-36804))

3.1

Amended and Restated Certificate of Incorporation of Patriot National, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015 (File no. 001-36804))

3.2	Amended and Restated By-Laws of Patriot National, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015 (File no. 001-36804))

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 6, 2015 (File no. 333-200972))

4.2

Amended and Restated Stockholders Agreement, dated as of January 5, 2015, among Steven M. Mariano, John R. Del Pizzo, as Minority Stockholder, PennantPark Investment Corporation, PennantPark Floating Rate Capital Ltd., PennantPark SBIC II LP, PennantPark Credit Opportunities Fund LP and Patriot National, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 6, 2015 (File no. 333-200972))

4.3

Registration Rights Agreement, dated as of January 5, 2015, by and between Patriot National, Inc. and Steven M. Mariano (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 6, 2015 (File no. 333-200972))

4.4

Amended and Restated Common Stock Purchase Agreement, dated as of January 5, 2015, between Advantage Capital Community Development Fund, L.L.C., as holder, and Patriot National, Inc. (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 6, 2015 (File no. 333-200972))

10.1**

Program Administrator Agreement, dated as of August 6, 2014, between Patriot Underwriters, Inc. and Guarantee Insurance Company (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on November 21, 2014 (File no. 377-00818))

10.2**

Subrogation Services Agreement, dated as of April 25, 2011, between Contego Services Group, LLC and Guarantee Insurance Company, as amended (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on November 21, 2014 (File no. 377-00818))

10.3**

Investigation and Loss Control Services Agreement, dated as of April 25, 2011, between Contego Services Group, LLC and Guarantee Insurance Company, as amended (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on November 21, 2014 (File no. 377-00818))

Exhibit Number	Exhibit Description
10.4**

Managed Care Services Agreement, dated as of August 6, 2014, between Patriot Care Management, Inc. (f/k/a Managed Care Risk Services, Inc.) and Guarantee Insurance Company (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on November 21, 2014 (File no. 377-00818))

10.5**

Claim Administration Services Agreement, dated as of January 1, 2012, between Patriot Risk Services, Inc. and Guarantee Insurance Company, as amended (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on November 21, 2014 (File no. 377-00818))

10.6

Master Equipment Lease Agreement, dated as of December 3, 2013, by and among Patriot National, Inc., Steven M. Mariano and Fifth Third Bank (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on November 21, 2014 (File no. 377-00818))

10.7*	Patriot National, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015 (File no. 001-36804))

10.8*

Form of Restricted Stock Grant Notice and Agreement (Employees) (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on November 21, 2014 (File no. 377-00818))

10.9*

Form of Restricted Stock Grant Notice and Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on November 21, 2014 (File no. 377-00818))

10.10*

Executive Employment Agreement, dated as of December 31, 2014, by and between Patriot National, Inc. and Steven M. Mariano (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 6, 2015 (File no. 333-200972))

10.11*

Executive Employment Agreement, dated as of August 27, 2012, by and between Guarantee Insurance Group, Inc. (f/k/a Patriot National Insurance Group, Inc.) and Robert Peters, and Assignment and Assumption of Employment Agreement, dated as of December 10, 2014, by and among Guarantee Insurance Group, Inc., Patriot National, Inc. and Robert Peters (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on December 15, 2014 (File no. 333-200972))

10.12*

Executive Employment Agreement, dated as of February 19, 2010, by and between Guarantee Insurance Group, Inc. (f/k/a Patriot Risk Management, Inc.) and Judith L. Haddad, and Assignment and Assumption of Employment Agreement, dated as of December 10, 2014, by and among Guarantee Insurance Group, Inc., Patriot National, Inc. and Judith L. Haddad (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on December 15, 2014 (File no. 333-200972))

10.13*

Executive Employment Agreement, dated as of June 22, 2011, by and between Guarantee Insurance Group, Inc. (f/k/a Patriot National Insurance Group, Inc.) and Michael Grandstaff, and Assignment and Assumption of Employment Agreement, dated as of December 10, 2014, by and among Guarantee Insurance Group, Inc., Patriot National, Inc. and Michael Grandstaff (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on December 15, 2014 (File no. 333-200972))

10.14*

Executive Employment Agreement, dated as of September 8, 2014, by and between Patriot National, Inc. (f/k/a Old Guard Risk Services, Inc.) and Christopher A. Pesch (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on December 15, 2014 (File no. 333-200972))

10.15*

Executive Employment Agreement, dated as of January 5, 2015, by and between Patriot National, Inc. and Thomas Shields (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 6, 2015 (File no. 333-200972))

10.16*

Form of Indemnification Agreement by and between Patriot National, Inc. and its directors and officers (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on December 15, 2014 (File no. 333-200972))

10.17*

Form of Option Grant Notice and Agreement (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 6, 2015 (File no. 333-200972))

10.18*

Form of Restricted Stock Grant Notice and Agreement (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 6, 2015 (File no. 333-200972))

Exhibit Number	Exhibit Description
10.19*

Executive Employment Agreement, dated as of December 31, 2014, by and between Patriot National Inc. and Michael McFadden (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 6, 2015 (File no. 333-200972))

10.20*

Executive Employment Agreement, dated as of December 31, 2014, by and between Patriot National, Inc. and Paul V. H. Halter, III (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 6, 2015 (File no. 333-200972))

10.21*

Executive Employment Agreement, dated as of December 31, 2014, by and between Patriot National, Inc. and Timothy J. Ermatinger (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 6, 2015 (File no. 333-200972))

10.22

Credit Agreement, dated as of January 22, 2015, by and among Patriot National, Inc., the Lenders party thereto and BMO Harris Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015 (File no. 001-36804))

21.1	List of Subsidiaries

23.1	Consent of BDO USA, LLP

24.1	Power of Attorney (included on the signature pages to this report)

31.1	Certificate of Steven M. Mariano, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Thomas Shields, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certificate of Steven M. Mariano, President and Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2

Certificate of Thomas Shields, Executive Vice President and Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	Press Release dated as of March 26, 2015

*	This document has been identified as a management contract or compensatory plan or arrangement.
**

Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT NATIONAL, INC.

Date: March 31, 2015	By:	/s/ Christopher A. Pesch
	Name:	Christopher A. Pesch
	Title:	Executive Vice President, General Counsel, Chief Legal Officer and Secretary

Power of Attorney

The undersigned directors and officers of the registrant hereby constitute and appoint Christopher A. Pesch and Christopher L. Pizzo, and each of them, any of whom may act without joinder of the other, the individual’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the person and in his or her name, place and stead, in any and all capacities, to sign this report and any or all amendments to this report, and all other documents in connection therewith to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact as agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 2015.

Signature	Title

/s/ Steven M. Mariano	Chairman, President and Chief Executive Officer
Steven M. Mariano	(principal executive officer)

/s/ Thomas Shields	Executive Vice President,Chief Financial Officer and Treasurer
Thomas Shields	(principal financial officer and principal accounting officer)

/s/ John R. Del Pizzo	Director
John R. Del Pizzo

/s/ Austin J. Shanfelter	Director
Austin J. Shanfelter

/s/ Quentin P. Smith	Director
Quentin P. Smith

/s/ Charles H. Walsh	Director
Charles H. Walsh