Form 10-Q
period 2015-03-31
Patriot National, Inc.
filed 2015-05-14
CIK 1619917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36804

Patriot National, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-4151376
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 East Las Olas Boulevard, Suite 1650

Fort Lauderdale, Florida 33301

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (954) 670-2900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The number of shares of the registrant’s common stock outstanding on May 13, 2015 was 26,390,397.

PATRIOT NATIONAL, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PATRIOT NATIONAL, INC.

Combined Balance Sheets

(In thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets
Cash	$11,305	$4,251
Restricted cash	14,019	6,923
Fee income receivable	3,551	1,942
Fee income receivable from related party	13,740	11,988
Net receivable from related parties	—	1,773
Deferred costs for initial public offering	—	2,682
Income taxes receivable	3,400	—
Other current assets	1,036	430
Total current assets	47,051	29,989
Fixed assets, net of depreciation	1,716	1,879
Deferred loan fees	1,066	5,911
Goodwill	67,084	61,493
Intangible assets	41,919	32,988
Other long term assets	10,580	9,842
Total Assets	$169,416	$142,102
Liabilities and Equity (Deficit)
Liabilities
Deferred claims administration services income	$8,305	$8,515
Net advanced claims reimbursements	7,428	6,803
Net payables to related parties	64	—
Income taxes payable	—	11,548
Accounts payable, accrued expenses and other liabilities	36,079	15,027
Revolver borrowings outstanding	4,750	—
Current portion of notes payable	2,000	15,782
Current portion of capital lease obligation	2,354	2,332
Total current liabilities	60,980	60,007
Notes payable	38,000	95,039
Capital lease obligation	1,633	2,438
Warrant redemption liability	—	12,879
Total Liabilities	100,613	170,363
Equity (Deficit)
Preferred stock, $.001 par value; 100,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, $.001 par value; 1,000,000 shares authorized, 26,390 and 18,075 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	21	14
Additional paid in capital	101,858	—
Accumulated deficit	(32,746)	(27,930)
Total Patriot National, Inc. Stockholders' Equity (Deficit)	69,133	(27,916)
Less Non-controlling interest	(330)	(345)
Total Equity (Deficit)	68,803	(28,261)
Total Liabilities and Equity (Deficit)	$169,416	$142,102

See accompanying notes to financial statements.

PATRIOT NATIONAL, INC.

Combined Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues
Fee income	$18,369	$13,085
Fee income from related party	24,623	2,514
Total fee income and fee income from related party	42,992	15,599
Net investment income	1	209
Total Revenues	42,993	15,808
Expenses
Salaries and related expenses	14,468	3,901
Commission expense	8,889	1,722
Management fees to related party for administrative support services	—	2,187
Outsourced services	2,462	658
Allocation of marketing, underwriting and policy issuance costs from related party	—	610
Other operating expenses	6,331	1,630
Acquisition costs	604	—
Interest expense	1,173	1,313
Depreciation and amortization	2,303	1,006
Amortization of loan discounts and loan costs	85	321
Stock compensation expense	2,535	—
Decrease in fair value of warrant redemption liability	(1,385)	—
Costs from debt payoff (1)	13,681	—
Total Expenses	51,146	13,348
Net (Loss) Income before income tax expense	(8,153)	2,460
Income tax (benefit) expense	(3,352)	937
Net (Loss) Income Including Non-Controlling Interest in Subsidiary	(4,801)	1,523
Net Income attributable to non-controlling interest in subsidiary	15	21
Net (Loss) Income	$(4,816)	$1,502
Earnings (Loss) Per Common Share
Basic	$(0.19)	$0.11
Diluted	(0.19)	0.10
Weighted Average Common Shares Outstanding
Basic	25,163	14,288
Diluted	25,163	15,499

(1)	Costs from debt payoff include $4.3 million early payment penalties on repayment of debt and $9.3 million write-off of related deferred financing fees and original issue discounts.

See accompanying notes to financial statements.

PATRIOT NATIONAL, INC.

Combined Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net (Loss) Income	$(4,801)	$1,523
Adjustments to reconcile net (loss) income to net cash from operating activities:
Net (Income) attributable to business generated by GUI, exclusive of depreciation expense	—	(1,276)
Depreciation and amortization	2,303	1,006
Amortization of loan discounts and loan costs	85	321
Decrease in fair value of warrant redemption liability	(1,385)	—
Stock compensation expense	2,535	—
Write-off of deferred financing and original issue discounts	9,342	—
Provision for uncollectible fee income	150	—
Changes in certain assets and liabilities:
Decrease (increase) in:
Fee income receivable	(521)	(1,042)
Fee income receivable from related party	(1,752)	693
Other current assets	(592)	(55)
Increase (decrease) in:
Net payable to related parties	1,747	1,136
Deferred claims administration services income	(210)	283
Net advanced claims reimbursements	625	313
Income taxes payable	(14,948)	274
Accounts payable and accrued expenses	8,359	(469)
Net Cash Provided by Operating Activities	937	2,707
Investment Activities:
Net increase in restricted cash	(4,854)	(269)
Net increase in note receivable from related party	—	(209)
Purchase of fixed assets and other long-term assets	(1,429)	(135)
Acquisitions, net of $73 cash acquired	(6,681)	—
Net Cash Used in Investment Activities	(12,964)	(613)
Financing Activities:
Proceeds from initial public offering, net	98,275	—
Proceeds from senior secured term loan, net of fees	38,891	—
Payment of costs for initial public offering	(2,479)	—
Revolver facility borrowings	4,750	—
Repayment of note payable	(119,573)	(2,100)
Repayment of capital lease obligation	(783)	—
Net Cash Provided by (Used in) Financing Activities	19,081	(2,100)
Increase (decrease) in cash	7,054	(6)
Cash, beginning of period	4,251	1,661
Cash, end of period	$11,305	$1,655

See accompanying notes to financial statements.

PATRIOT NATIONAL, INC.

Combined Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Patriot National, Inc. Stockholders' Equity
	Common Stock		Additional paid In	Accumulated	Non-Controlling	Total Equity
	Shares	Amount	Capital	Deficit	Interest	(Deficit)
Balance, January 1, 2015	18,075	$14	$—	$(27,930)	$(345)	$(28,261)
Issuance of common stock	7,350	7	97,824	—	—	97,831
Exercise of detachable common stock warrants	965	—	—	—	—	—
Stock compensation	—	—	2,535	—	—	2,535
Contribution of warrant redemption liability	—	—	1,499	—	—	1,499
Balance before Net Loss	26,390	21	101,858	(27,930)	(345)	73,604
Net Loss	—	—	—	(4,816)	15	(4,801)
Balance, March 31, 2015	26,390	$21	$101,858	$(32,746)	$(330)	$68,803

See accompanying notes to financial statements.

PATRIOT NATIONAL, INC.

NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Description of Business

Patriot National, Inc. (“Patriot National” or “the Company”) is a national provider of comprehensive outsourcing solutions within the workers’ compensation marketplace for insurance companies, employers, local governments and reinsurance captives. We offer an end-to-end portfolio of services to increase business production, contain costs and reduce claims experience for our clients. We leverage our strong distribution relationships, proprietary business processes, advanced technology infrastructure and management expertise to deliver valuable solutions to our clients. We strive to deliver these value-added services to our clients in order to help them navigate the workers’ compensation landscape, ensure compliance with state regulations, handle all aspects of the claims process and ultimately contain costs.

The Company offers two types of services: brokerage, underwriting and policyholder services (or our “brokerage and policyholder services”) and claims administration services (or our “claims administration services”).

We generate fee income for our services from our clients based on (1) a percentage of premiums for the policies we service, (2) the cost savings we achieve for our clients or (3) a fixed fee for a particular service. Unlike our insurance and reinsurance carrier clients, we do not generate underwriting income or assume underwriting risk on workers’ compensation plans. Patriot National is headquartered in Ft. Lauderdale, Florida.

Basis of Presentation

The accompanying unaudited combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. The unaudited combined financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited combined financial statements for the year ended December 31, 2014 and include all normal recurring adjustments necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year. These unaudited combined financial statements should be read in conjunction with the audited combined financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. In the preparation of our unaudited combined financial statements as of March 31, 2015, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition or disclosure therein.

For Contego Services Group, LLC, the Company’s combined subsidiary that is 97% owned, and for DecisionUR, LLC, the Company’s combined subsidiary that is 98.8% owned, the third party holdings of equity interests are referred to as non-controlling interest. The portion of the third party members’ equity (deficit) of Contego Services Group, LLC and DecisionUR, LLC are presented as non-controlling interest in the accompanying combined balance sheets as of March 31, 2015 and December 31, 2014. The Company discloses the following three measures of net income (loss): (1) net income (loss), including noncontrolling interest in subsidiary, (2) net income (loss) attributable to non-controlling interest in subsidiary, and (3) net income (loss).

2.	Effect of Recently Issued Financial Accounting Standards

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The update requires retrospective application. ASU 2015-03 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. Early adoption is permitted but we do not anticipate electing early adoption.

In August 2014, the FASB issued ASU 2014-15 regarding Accounting Standard Codification (“ASC”) Topic 205, Presentation of Financial Statements – Going Concern. The updated guidance related to determining whether substantial doubt exists about an entity's ability to continue as a going concern. The amendment provides guidance for determining whether conditions or events give rise to substantial doubt that an entity has the ability to continue as a going concern within one year following issuance of the financial statements and requires specific disclosures regarding the conditions or events leading to substantial doubt. The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted, but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our combined financial statements.

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. For a publicly-held entity, this guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is not permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In April 2014, the FASB issued ASU 2014-08 regarding ASC Topics 205 and 360, Reporting Discontinued Operations. The updated guidance related to reporting discontinued operations and disclosures of disposals of components of an entity. Under the amendment, only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. Additionally, the elimination of the component's operations, cash flows and significant continuing involvement conditions have been removed. Further, an equity method investment could be reported as discontinued operations. The updated guidance is effective prospectively for all disposals or classifications as held for sale that occur within annual periods beginning after December 15, 2014. The adoption of this guidance has not had a material impact on our combined financial statements.

3.	Business Combinations

The Company completed four acquisitions during the three-month period ended March 31, 2015. We acquired substantially all of the net assets of the following firms in cash transactions. These acquisitions have been accounted for using the acquisition method for recording business combinations, except for DecisionUR, LLC, as further discussed.

Name and Effective Date of Acquisition (In thousands):	Cash Paid	Accrued Liability	Recorded Earnout Payable	Maximum Potential Earnout Payable	Total Recorded Purchase Price
Phoenix Risk Management, Inc (January 31, 2015)	$1,099	$—	$2,790	$3,000	$3,889
DecisionUR, LLC (February 5, 2015)	2,240	23	—	—	2,240
Capital & Guaranty, LLC (February 9, 2015)	175	—	175	175	350
TriGen Holding Group, Inc (March 31, 2015)	3,240	3,453	6,255	6,500	9,495
Total	$6,754	$3,476	$9,220	$9,675	$15,974

The Company acquired DecisionUR from Six Points Investment Partners, LLC, a company under common control.  However, results of operations for DUR are included from acquisition date, as its operations are immaterial with respect to the financial statements taken as a whole for all periods presented.

The maximum potential earnout payables disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the terms of the purchase agreement for the applicable acquisition. The amounts recorded as earnout payables, which are primarily based upon the estimated future operating results of the acquired entities over a one- to three-year period subsequent to the acquisition date, are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration in the foregoing table. We will record subsequent changes in these estimated earnout obligations, including the accretion of discount, in our combined statement of earnings when incurred.

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability.  We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

The aggregate amount of maximum earnout obligations related to acquisitions made in 2015 was $9.7 million as of March 31, 2015, of which $9.2 million was recorded in our combined balance sheet as of March 31, 2015, based on the estimated fair value of the expected future payments to be made.

The following is a summary of the estimated fair values of the net assets acquired at the date of each of the four acquisitions made in the three-months ended March 31, 2015:

In thousands	Total
Assets Acquired:
Cash	$73
Restricted cash	2,242
Accounts receivable	1,238
Fixed assets	45
Other assets	149
Goodwill	5,591
Intangible assets:
Customer & carrier relationships	7,756
Service contracts	320
Non-compete agreements	889
Developed technology	639
Trade name portfolio	509
Total intangible assets	10,113
Total assets acquired	19,451
Liabilities assumed	3,476
Total net assets acquired	$15,975

In accordance with FASB ASC 350, Intangibles—Goodwill and Other, intangible assets, which are comprised solely of the estimated fair value of the service contracts acquired, are being amortized over the estimated life of the customer contracts, ranging from two to ten years, in a manner that, in management’s opinion, reflects the pattern in which the intangible asset’s future economic benefits are expected to be realized. The intangible asset is tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of the intangible asset has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Provisional estimates of fair value and the allocation of the purchase price are established at the time of each acquisition and are subsequently reviewed within the first year of operations following the acquisition date to determine the necessity for adjustments. The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. These discount rates generally ranged from 17% to 30% for our year-to-date 2015 acquisitions. The fair value of non-compete agreements was established using estimated financial projections for the acquired company based on market participant assumptions and various non-compete scenarios.

Customer and carrier relationships, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (ten years for customer and carrier relationships, one to two years for non-compete agreements and five to seven years for trade names), while goodwill is not subject to amortization. We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value is less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist, and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of impairment reviews during the three-month periods ended March 31, 2015 and 2014, no impairments were required.

Our combined financial statements for the three months ended March 31, 2015 include the operations of the acquired entities from their respective acquisition dates, totaling $0.7 million of revenues and no net income or loss.

The following is a summary of the unaudited pro forma historical results, as if these entities and Patriot Care Management, which was acquired on August 6, 2014, had been acquired at January 1, 2014 (in thousands, except per share data):

	Three Months Ended March 31,
In thousands	2015	2014
Total revenues	45,176	29,275
Net (loss) income	(4,510)	909
Basic net (loss) income per share	$(0.18)	$0.06
Diluted net (loss) income per share	$(0.18)	$0.06

This unaudited supplemental pro forma financial information includes the results of operations of acquired businesses presented as if they had been combined as of January 1, 2014. The unaudited supplemental pro forma financial information has been provided for illustrative purposes only. The unaudited supplemental pro forma financial information does not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented, or of the results that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following unaudited supplemental pro forma financial information because of future events and transactions, as well as other factors, many of which are beyond the Company’s control.

4.	Fixed Assets and Other Long Term Assets

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Expenditures for furniture and fixtures and computer equipment are capitalized and depreciated on a straight-line basis over a three-year estimated useful life. Expenditures for leasehold improvements on office space and facilities are capitalized and depreciated on a straight-line basis over the term of the lease.

As of March 31, 2015 and December 31, 2014, our major classes of fixed assets consisted of the following:

In thousands	March 31, 2015	December 31, 2014
	(Unaudited)
Fixed Assets
Computer equipment, software and furniture and fixtures	$5,961	$5,722
Leasehold improvements	2,577	2,545
Total fixed assets	8,538	8,267
Less accumulated depreciation	(6,822)	(6,388)
Fixed assets, net of accumulated depreciation	$1,716	$1,879

Other Long Term Assets

Other long term assets, which are solely comprised of capitalized policy and claims administration system development costs, are also stated at cost, net of accumulated depreciation. Expenditures for capitalized policy and claims administration system development costs are capitalized and amortized on a straight line basis over a five-year estimated useful life.

As of March 31, 2015 and December 31, 2014, other long term assets consisted of the following:

In thousands	March 31, 2015	December 31, 2014
Other long term assets	(Unaudited)
Capitalized policy and claims administration system development costs	$14,709	$13,093
Less accumulated depreciation	(4,129)	(3,251)
Other long term assets, net of accumulated depreciation	$10,580	$9,842

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

Goodwill

Goodwill represents the excess of consideration paid over the fair value of net assets acquired. Goodwill is not amortized but is tested at least annually for impairment (or more frequently if certain indicators are present or management otherwise believes it is appropriate to do so). In the event that management determines that the value of goodwill has become impaired, we will record a charge for the amount of impairment during the fiscal quarter in which the determination is made. We determined that there was no impairment as of March 31, 2015.

The Company acquired $5.6 million of goodwill in the first quarter of 2015 as a result of the four acquisitions discussed in Note 3, Business Combinations. Changes in goodwill are summarized as follows:

In thousands
Balance as of December 31, 2014	$61,493
Goodwill acquired	5,591
Balance as of March 31, 2015	$67,084

Intangible Assets

Intangible assets that have finite lives are amortized over their useful lives. The company acquired $10.1 million of intangible assets as a result of the four acquisitions discussed in Note 3, Business Combinations. The intangible assets, their original fair values, and their net book values are detailed below as of the dates presented:

	March 31, 2015			December 31, 2014
In thousands	Gross Asset	Accumulated Amortization	Net Asset	Gross Asset	Accumulated Amortization	Net Asset
	(Unaudited)
Intangible Assets
Service contracts	$35,120	$(2,907)	$32,213	$34,800	$(1,812)	$32,988
Customer and carrier relationships	7,756	(43)	7,713	—	—	—
Non-compete agreements	889	(22)	867	—	—	—
Developed technology	639	(19)	620	—	—	—
Trade names	509	(3)	506	—	—	—
Total	$44,913	$(2,994)	$41,919	$34,800	$(1,812)	$32,988

The table below reflects the estimated amortization expense for the Company’s intangible assets for each of the next five years and thereafter:

In thousands	March 31, 2015
Amortization expense	(Unaudited)
2015 (remaining nine months)	$4,362
2016	5,816
2017	5,460
2018	5,372
2019	5,372
Thereafter	15,537
Total	$41,919

6.	Notes Payable and Lines of Credit

As of March 31, 2015 and December 31, 2014, notes payable were comprised of the following:

In thousands	March 31, 2015	December 31, 2014
	(Unaudited)
PennantPark Loan Agreement	$—	$63,285
UBS Credit Agreement	—	56,288
BMO Term Loan A	40,000	—
Gross Notes Payable and Current Portion of Notes Payable	40,000	119,573
Less original issue discount	—	(3,085)
Less value attributable to stock warrants	—	(5,667)
Notes Payable and Current Portion of Notes Payable	40,000	110,821
Less current portion of notes payable	(2,000)	(15,782)
Notes Payable	$38,000	$95,039

Senior Secured Credit Facility

On January 22, 2015, we entered into a Credit Agreement with BMO Harris Bank N.A., as administrative agent (the “Administrative Agent”), and the other lenders party thereto, which provides for a $40.0 million revolving credit facility and a $40.0 million term loan facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility has a maturity of five years, and borrowings thereunder bear interest, at our option, at LIBOR plus a margin ranging from 250 basis points to 325 basis points or at base rate plus a margin ranging from 150 basis points to 225 basis points. Margins on all loans and fees will be increased by 2% per annum during the existence of an event of default. The revolving credit facility includes borrowing capacity available for letters of credit and borrowings on same-day notice, referred to as swing line loans. At any time prior to maturity, we have the right to increase the size of the revolving credit facility or the term loan facility by an aggregate amount of up to $20.0 million, but in minimum increments of $5.0 million.

As of March 31, 2015, the outstanding balance under the $40.0 million revolving credit facility was $4.8 million. Accordingly, the Company had $35.2 million available to borrow under the revolving credit facility.

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

As of March 31, 2015, we were in compliance with the financial and other restrictive covenants under our outstanding material debt obligations, including our Senior Secured Credit Facility.

UBS Credit Agreement

On August 6, 2014, in connection with the Patriot Care Management Acquisition, we and certain of our subsidiaries entered into a credit agreement with UBS Securities LLC (the “UBS Credit Agreement”), which provided for a five-year term loan facility in an aggregate principal amount of $57.0 million that would mature on August 6, 2019. The loan was secured by the common stock of

Patriot Care Management, Inc. (“PCM”) and guaranteed by Guarantee Insurance Group and its wholly owned subsidiaries. Following our initial public offering (the “IPO”), we prepaid all outstanding borrowings under the UBS Credit Agreement, including accrued interest and applicable prepayment premium.

Our borrowings under the UBS Credit Agreement bore interest at a rate equal to the greatest of (x) the base rate in effect on such day, (y) the federal funds rate in effect on such day plus 0.50% and (z) the adjusted LIBOR rate on such day for a one-month interest period plus 1.00%, subject to a minimum rate, plus an applicable margin of 8.00%, which may be increased by additional amounts under certain specified circumstances. The weighted average interest rate under the UBS Credit Agreement for the year ended December 31, 2014 was 11.25%.  This instrument was repaid in full upon closing on the Senior Secured Credit Facility.

PennantPark Loan Agreement

On August 6, 2014, in connection with the GUI Acquisition, we and certain of our subsidiaries, as borrowers, and certain of our other subsidiaries and certain affiliated entities, as guarantors, entered into a loan agreement with the PennantPark Entities as lenders (the “PennantPark Loan Agreement”). Following our IPO, we prepaid all outstanding borrowings under the PennantPark Loan Agreement, including accrued interest and applicable prepayment premium.

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

All obligations under the PennantPark Loan Agreement were guaranteed by certain of our subsidiaries as well as several affiliated entities, including GUI, and were generally secured by the tangible and intangible property of the borrowers and the guarantors. In connection with both tranches of the PennantPark Loan Agreement, we issued warrants to the PennantPark Entities to purchase an aggregate of 1,110,555 shares of our common stock. This instrument was repaid in full upon closing on the Senior Secured Credit Facility.

7.	Capital Lease Obligations

Equipment subject to capital lease assumed is comprised of capitalized policy and claims administration software development costs and related computer equipment. Monthly payments on the capital lease, which expires on December 3, 2016, were approximately $206,000 as of March 31, 2015. Payments may be adjusted in connection with a change in the interest rate swap rate quoted in the Bloomberg Swap Rate Report. The Company’s obligations for future payments on the capital lease as of March 31, 2015, based on the interest rate swap rate in effect on that date, are as follows:

In thousands	Principal	Interest	Total
Payments on Capital Lease
2015	$1,565	$84	$1,649
2016	2,422	50	2,472
Total	$3,987	$134	$4,121

8.	Stock-Based Compensation

Omnibus Incentive Plan

On January 15, 2015, the Board of Directors approved the Patriot National, Inc. 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), subject to and with effect upon approval of such plan by the stockholders of the Company.

The compensation committee of our board of directors determines the participants under the Omnibus Incentive Plan. The Omnibus Incentive Plan provides for non-qualified and incentive stock options, restricted stock and restricted stock units, any or all of which may be made contingent upon the achievement of performance criteria. Subject to the Omnibus Incentive Plan limits, the compensation committee has the discretionary authority to determine the size of an award.

Shares of our common stock available for issuance under the Omnibus Incentive Plan include authorized and unissued shares of common stock or authorized and issued shares of common stock reacquired and held as treasury shares or otherwise, or a combination thereof. The number of available shares is reduced by the aggregate number of shares that become subject to outstanding awards granted under the Omnibus Incentive Plan. To the extent that shares subject to an outstanding award granted under either the Omnibus Incentive Plan are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of such award in cash, then such shares will again be available for grant under the Omnibus Incentive Plan.

Shares withheld to satisfy tax withholding requirements upon the vesting of awards other than stock options will also be available for grant under the Omnibus Incentive Plan. Shares that are used to pay the exercise price of an option, shares delivered to or withheld by us to pay withholding taxes related to stock options, and shares that are purchased on the open market with the proceeds of an option exercise, may not again be made available for issuance.

Stock Options

In the three months ended March 31, 2015, we issued stock options as incentive compensation for officers and certain key employees on the date of the Initial Public Offering. The exercise price of each stock option is the closing market price of our common stock on the date of grant. The options will vest in three equal annual installments on the first, second and third anniversaries of grant and expire 10 years after the grant date. The fair values of these stock options were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

Three Months Ended March 31,
In thousands	2015
Expected dividend yield	0%
Risk-free interest rate (1)	0.49%
Expected volatility (2)	33.02%
Expected life in years (3)	3.0

(1)	The risk-free interest rate for the periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.
(2)	The expected volatility is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.
(3)	The expected life is the period of time, on average, that participants are expected to hold their options before exercise based primarily on our historical data.

For the three months ended March 31, 2015, we awarded 1,180,400 options with an estimated fair value of $3.1 million. Option activity for the three months ended March 31, 2015 is as follows:

In thousands, except weighted-average price and remaining contractual term	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	—	$—
Options granted	1,180	$13.98
Options exercised	—	$—
Options cancelled or forfeited	(44)	$14.00
Options outstanding at March 31, 2015	1,136	$13.98	9.7	$2,940
Options expected to vest at March 31, 2015	1,136	$13.98	9.7	$2,940
Options exercisable at March 31, 2015	—	$13.98	9.7	$—

As of March 31, 2015, we recognized $0.3 million of stock compensation expense associated with these options, and there was $2.6 million of total unrecognized stock compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Awards

In 2015, we issued 525,946 restricted shares as incentive compensation for officers, directors, and certain key employees on the date of the Initial Public Offering. Subsequent to issuance, 22,059 restricted shares were forfeited, leaving 503,887 remaining restricted shares outstanding as of March 31, 2015, all of which were unvested. The fair value of outstanding restricted shares at grant date was $7.0 million. Stock grants for the three months ended March 31, 2015 were as follows:

In thousands, except weighted-average fair value price	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted shares outstanding at December 31, 2014	—	$—
Restricted shares granted	526	$13.98
Restricted shares vested	—	$—
Restricted shares forfeited	(22)	$14.00
Unvested restricted shares outstanding as of March 31, 2015	504	$13.98

As of March 31, 2015, we recognized $2.2 million of stock compensation expense associated with these restricted shares, and there was $4.8 million of total unrecognized stock compensation cost related to unvested restricted stock to be recognized over a weighted average period of 1.5 years.

9.	Fair Value Measurement of Financial Liabilities

With respect to the Company’s financial liabilities, which include notes payable, capital lease obligation, earn-out obligations of acquisitions and warrant redemption liability, the Company has adopted current accounting guidance which establishes the authoritative definition of fair value, establishes a framework for measuring fair value, creates a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. This guidance defines fair value as the price that would be paid to transfer the warrant redemption liability in an orderly transaction between market participants at the measurement date.  As required under current accounting guidance, the Company has identified and disclosed its financial assets in a fair value hierarchy, which consists of the following three levels:

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

The Company’s notes payable, capital lease obligation, earn-out obligations of acquisitions, and warrant redemption liability, for which carrying values were equal to fair values, classified by level within the fair value hierarchy, were as follows as of March 31, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurement, Using
March 31, 2015	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Notes payable	$—	$—	$40,000	$40,000
Capital lease obligation	—	—	3,987	3,987
Earnout obligation of acquisitions	—	—	9,220	9,220
Warrant redemption liability	—	—	—	—
Total	$—	$—	$53,207	$53,207

	Fair Value Measurement, Using
December 31, 2014	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Notes payable	$—	$—	$110,821	$110,821
Capital lease obligation	—	—	4,770	4,770
Warrant redemption liability	—	—	12,879	12,879
Total	$—	$—	$128,470	$128,470

The following is a reconciliation of the fair value of the Company’s financial liabilities that were measured using significant unobservable (Level 3) inputs (in thousands):

Three Months Ended March 31, 2015	Notes Payable	Capital Lease Obligation	Earnout Obligation	Warrant Redemption Liability	Total
Fair value, January 1, 2015	$110,821	$4,770	$—	$12,879	$128,470
Proceeds from issuance of Term Loan A	40,000	—	—	—	40,000
Repayment of notes payable	(119,573)	—	—	—	(119,573)
Amortization of warrant and original issue discount on notes payable	8,752	—	—	—	8,752
Payments under capital lease	—	(783)	—	—	(783)
Record earnout obligation on acquisitions	—	—	9,220	—	9,220
Exercise of warrants	—	—	—	(9,995)	(9,995)
Decrease in fair value of common stock and warrant redemption liability	—	—	—	(1,385)	(1,385)
Contribute remaining liability balance due to equity warrants	—	—	—	(1,499)	(1,499)
Fair Value, March 31, 2015	$40,000	$3,987	$9,220	$—	$53,207

10. Related Party Transactions

Fee income from related party represents fee income earned from Guarantee Insurance Company (“Guarantee Insurance”), a related party as described above. Fee income from Guarantee Insurance for claims administration services is based on the net portion of claims expense retained by Guarantee Insurance pursuant to quota share reinsurance agreements between Guarantee Insurance, Patriot Underwriters, Inc.’s (“PUI”) third party insurance company customers and the segregated portfolio cell reinsurers that assume business written by Guarantee Insurance. Certain fee income from third-party segregated portfolio cell reinsurers is remitted to the Company by Guarantee Insurance on behalf of the segregated portfolio cell reinsurers. Fee income from Guarantee Insurance for brokerage, underwriting and policyholder services represents fees for soliciting applications for workers’ compensation insurance for Guarantee Insurance, based on a percentage of premiums written or other amounts negotiated by the parties.

For the three months ended March 31, 2014, the allocation of marketing, underwriting and policy issuance costs from related party in the accompanying combined statements of operations represents costs reimbursed to Guarantee Insurance Group for salaries and other costs incurred by Guarantee Insurance Group to provide its policyholder services. Management fees paid to related party for administrative support services in the accompanying combined statements of operations represent amounts paid to Guarantee Insurance Group for management oversight, legal, accounting, human resources and technology support services. Effective August 6, 2014, the management services agreement pursuant to which these fees were payable was terminated and all costs associated with our operations began to be incurred directly by us. Accordingly, beginning August 6, 2014, such expenses, rather than being reflected in this item, are recorded in the line items to which they relate, which are primarily “salaries and salary related expenses,” “outsourced services” and “other operating expenses.”

As of March 31, 2015, we had a net payable to related parties of $64 thousand due to entities controlled by Mr. Mariano, our founder, Chairman, President and Chief Executive Officer.

11.	Concentration

For the three months ended March 31, 2015, approximately 83% of total combined fee income and fee income from related party was attributable to contracts with Guarantee Insurance, the Company’s largest customer and a related party, and approximately 10% was attributable to contracts with the Company’s second largest customer. For the three months ended March 31, 2014, approximately 56% of total combined fee income and fee income from related revenues was attributable to contracts with Guarantee Insurance, and approximately 31% and 7% were attributable to contracts with the Company’s second and third largest customers, respectively.

As of March 31, 2015, approximately 84% of combined fee income receivable and fee income receivable from related party was attributable to contracts with Guarantee Insurance, the Company’s largest customer and a related party, and approximately 5% and 3% of combined fee income receivable and fee income receivable from related party were attributable to contracts with the Company’s second and third largest customers, respectively. As of December 31, 2014, approximately 86% of combined fee income receivable and fee income receivable from related party was attributable to contracts with Guarantee Insurance, the Company’s largest customer and a related party, and approximately 8% and 2% of combined fee income receivable and fee income receivable from related party were attributable to contracts with the Company’s second and third largest customers, respectively.

Because fee income from related party for claims administration services is based on the net portion of claims expense retained by Guarantee Insurance, the Company’s revenues attributable to contracts with Guarantee Insurance do not necessarily represent fee income from related party.

12.	Commitments and Contingencies

Contractual Obligations and Commitments

In connection with the Senior Secured Credit Facility as described in Note 6, Notes Payable and Lines of Credit, the common stock of the Company and the common stock or units of each of the Company’s wholly and majority owned subsidiaries were pledged as collateral.

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

The Company maintains cash at various financial institutions, and, at times, balances may exceed federally insured limits. Management does not believe this results in any material effect on the Company’s financial position or results of operations.

In the normal course of business, the Company may be party to various legal actions that management believes will not result in any material effect on the Company’s financial position or results of operations.

13.	Warrant Redemption Liability

There was no warrant redemption liability as of March 31, 2015.  Concurrent with our IPO and repayment of the PennantPark debt on January 22, 2015, the PennantPark Entities exercised 965,700 of their 1,110,555 detachable common stock warrants for common stock at an exercise price of $2.67 per share. The PennantPark Entities waived their put right on the remaining 144,855 detachable common stock warrants.  By eliminating the put right, the PennantPark Entities cannot require the Company to redeem the remaining detachable common stock warrants for cash, thereby eliminating the warrant redemption liability previously required. The remaining 144,855 detachable common stock warrants can be used to purchase shares of the Company’s common stock at an exercise price of $2.67 per share, and expire on November 27, 2023.

On November 27, 2013, the Company issued 626,295 detachable common stock warrants to new lenders to purchase shares of the Company’s common stock at an exercise price of $2.67 per share. The warrants expire on November 27, 2023. Prior to the exercise and removal of the put right, at the fifth anniversary date of the warrants and any time after the eighth anniversary date of the warrants, the warrant holders could have required the Company to redeem the warrants for cash, in an amount equal to the estimated fair value of the warrants, as determined by an independent appraisal, less the total exercise price of the redeemed warrants. The value of the warrants was recorded as a discount on the loan and a warrant liability on November 27, 2013. The discount on the loan was amortized as interest expense over the term of the loan. The Company attributed a value to these warrants of approximately $7.3 million as of December 31, 2014.

On August 6, 2014, in connection with the additional tranche described in Note 6, Notes Payable and Lines of Credit, the Company issued 484,260 detachable common stock warrants to the PennantPark Entities to purchase shares of the Company’s common stock at an exercise price of $2.67 per share. The warrants expire on November 27, 2023. Prior to the exercise and removal of the put right, at the fifth anniversary date of the warrants and any time after the eighth anniversary date of the warrants, the warrant holders could have required the Company to redeem the warrants for cash, in an amount equal to the estimated fair value of the warrants, as determined by an independent appraisal, less the total exercise price of the redeemed warrants. The value of the warrants was recorded as a discount on the loan and a warrant liability on August 6, 2014. The discount on the loan was amortized as interest expense over the term of the loan. The Company attributed a value to these warrants of approximately $5.6 million as of December 31, 2014.

14.	Income Taxes

The Company uses an estimated annual effective tax rate method of computing its interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rates. In these cases, the actual tax expense or benefit applicable to that item is treated discretely and is reported in the same period as the related item. For the three-month period ended March 31, 2015, the tax effects of warrants were treated as a discrete item.

The effective tax rate is based on forecasted annual pre-tax income, permanent differences and statutory tax rates. For the three months ended March 31, 2015, the effective income tax rate was 42%. The main drivers of the difference in the effective tax rate from the statutory rate are warrants, success based fees, and meals and entertainment.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax in multiple states with heavy concentration in Florida, California, and Pennsylvania. The net deferred tax assets as of March 31, 2015 were $6.6 million before valuation allowance. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence in concluding that a full valuation allowance was necessary against its net deferred tax assets at March 31, 2015.

At March 31, 2015 and December 31, 2014, the Company had no unrecognized tax benefits and no amounts recorded for uncertain tax positions.

15.	Subsequent Events

On April 8, 2015, TriGen Insurance Solutions, Inc. (“TriGen”), our wholly owned subsidiary, entered into an asset purchase agreement with Hospitality Supportive Systems, LLC, a Pennsylvania limited liability company (“HSS”), and the sole shareholder of HSS effective April 1, 2015, pursuant to which we acquired substantially all of the assets of HSS for an estimated maximum of $9,650,000. Pursuant to the HSS purchase agreement, the Company paid HSS $5,605,000 in cash at closing. HSS will also be entitled to an earn-out payment of up to $4,045,000 twelve months after closing, subject to reduction on a pro-rata basis if EBITDA within the first year does not meet certain targets. On May 14, 2015, due to strong post-acquisition performance, the parties amended the HSS purchase agreement to cap the incentive earn-out at $5,000,000 and to accelerate the base earn-out to be paid as of the date of the amendment.

On April 8, 2015, TriGen also entered into an asset purchase agreement with Selective Risk Management LLC, a Pennsylvania limited liability company (“SRM”), and the shareholders of SRM effective April 1, 2015, pursuant to which we acquired substantially all of the assets of SRM for a maximum of $3,845,000. Pursuant to the SRM purchase agreement, we paid SRM $1,922,500 in cash at closing. SRM will also be entitled to an earn-out payment of up to $1,922,500 twelve months after closing, subject to reduction on a pro-rata basis if EBITDA within the first year does not meet certain targets. On May 14, 2015, due to strong post-acquisition performance, the parties amended the SRM purchase agreement to accelerate the earn-out to be paid as of the date of the amendment.

On April 17, 2015, Vikaran Technology Solutions, Inc. (“VTS”), our wholly owned subsidiary, entered into an agreement and plan of merger with Vikaran Solutions, LLC, an Illinois limited liability company (“Vikaran”), and certain members of Vikaran, pursuant to which Vikaran was merged with and into VTS. The merger closed on April 17, 2015 for a purchase price of $8,500,000 paid in cash at closing.

In connection with the Vikaran transaction, we also entered into a definitive agreement to purchase all of the outstanding stock of Mehta and Pazol Consulting Services Private Limited, an Indian private limited company (“MPCS”). MPCS is Vikaran’s software development center located in Pune, India. The purchase price for MPCS is expected to be approximately $1,500,000.

On April 24, 2015, Patriot Risk Services, Inc (“PRS”), our wholly owned subsidiary, entered into a stock purchase agreement with Corporate Claims Management, Inc. a Missouri corporation (“CCMI”) and the shareholders of CCMI pursuant to which PRS acquired all of the outstanding equity of CCMI for $8,000,000 in cash plus a performance-based earn-out of up to $1,000,000. Pursuant to the CCMI purchase agreement, the Sellers will be entitled to the earn-out in two tranches. The first tranche will be up to $500,000 twelve months after closing, and the second tranche will be up to $500,000 fifteen months after closing, in each case subject to a reduction on a pro-rata basis if revenue during each earn-out period does not meet certain targets. Neither the Company nor PRS assumed any material liabilities under the CCMI purchase agreement. In connection with the transaction, which closed April 24, 2015, CCMI became a direct subsidiary of PRS.

On May 8, 2015, Contego Services Group, LLC (“Contego”), a 97% owned subsidiary of Patriot Services Inc., entered into an asset purchase agreement with Candid Investigation Services, LLC, a New Mexico limited liability company (“Candid”), to acquire substantially all of the assets of Candid for a maximum of $1,500,000.  Pursuant to the asset purchase agreement, the Company paid $900,000 in cash at closing. Candid will be entitled to earn-out payments totaling $600,000 in quarterly payments over twelve months after closing, subject to reduction on a pro-rata basis if revenue during each earn-out period does not meet certain targets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Combined Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “positioned,” “outlook” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to the following:

•

Because we have a limited operating history as a stand-alone, combined company and business, our historical financial condition and results of operations are not necessarily representative of the results we would have achieved as a stand-alone, combined, publicly-traded company and may not be a reliable indicator of our future results.

•	Our business may be materially adversely impacted by general economic and labor market conditions.
•	The workers’ compensation insurance industry is cyclical in nature, which may affect our overall financial performance.
•	We may be more vulnerable to negative developments in the workers’ compensation insurance industry than companies that also provide outsourced services for other lines of insurance.
•	If workers’ compensation claims decline, in frequency or severity, our results of operations and financial condition may be adversely affected.
•	Our total fee income and fee income from related party are currently substantially dependent on our relationships with Guarantee Insurance and a small number of other insurance carrier clients.
•

Our relationship with Guarantee Insurance may create conflicts of interest, and we cannot be certain that all our transactions with Guarantee Insurance will be conducted on the same terms as those available from unaffiliated third parties.

•	If we cannot sustain our relationships with independent retail agencies, we may be unable to operate profitably.
•

Our geographic concentration ties our performance to business, economic and regulatory conditions in certain states, and unfavorable conditions in these states could have a significant adverse impact on our business, financial condition and results of operations.

•	We are subject to extensive regulation and supervision, and our failure to comply with such regulation or adapt to new regulatory and legislative initiatives may adversely impact our business.
•	Changes in the healthcare industry could adversely impact our performance.
•	If we are unable to adapt to healthcare market changes with our existing services or by developing and providing new services, our business would be adversely affected.
•

We have limited experience in acquiring other companies and businesses, and we may have difficulty integrating the operations of companies or businesses that we may acquire and may incur substantial costs in connection therewith.

•	Our goodwill and intangible assets could become impaired, which could lead to material non-cash charges against earnings.
•	We operate in a highly competitive industry, and others may have greater financial resources to compete effectively.
•	We compete on the basis of the quality of our outcome-driven service model, and our failure to continue to perform at high levels could adversely affect our business.
•

Our business is dependent on the efforts of our senior management and other key employees who leverage their industry expertise, knowledge of our markets and services and relationships with independent retail agencies that sell the insurance products of our carrier partners.

•

We are reliant on our information processing systems, and any failure or inadequate performance of these systems could have a material adverse effect on our business, financial condition and results of operations.

•

Cyber-attacks or other security breaches involving our computer systems or the systems of one or more of our clients, independent retail agencies or vendors could materially and adversely affect our business.

•	If we infringe on the proprietary rights of others, our business operations may be disrupted, and any related litigation could be time consuming and costly.
•	We are, and may become, party to lawsuits or other claims that could adversely impact our business.
•

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

•	Servicing our indebtedness will require a significant amount of cash. Our ability to generate sufficient cash depends on many factors, some of which are not within our control.
•

Despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above.

•

Our founder, Chairman, President and Chief Executive Officer owns a significant percentage of our outstanding capital stock and will be able to influence stockholder and management decisions, which may conflict with your interests as a stockholder.

•	Future sales, or the perception of future sales, by us or our affiliates could cause the market price for our common stock to decline.
•

Because we have no plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

•	Our ability to raise capital in the future may be limited, which could make us unable to fund our capital requirements.
•

If securities analysts do not publish research or reports about our business or if they downgrade or provide negative outlook on our stock or our sector, our stock price and trading volume could decline.

•	We are an “emerging growth company”, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
•

We have incurred, and will continue to incur, increased costs, and are subject to additional regulations and requirements as a result of being a public company, which could lower our profits or make it more difficult to run our business.

•

Our internal controls over financial reporting may not be effective, and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and material adverse effect on our business, financial condition, results of operations or prospects.

•	Anti-takeover provisions in our organizational documents could delay or prevent a change of control.
•

We have acquired a number of insurance services firms in a short period of time, and there are risks associated with such acquisitions, which could adversely affect our growth and results of operations.

For a more detailed discussion of these factors, see the information under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2014. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update any forward-looking statements.

Terms Used in this Quarterly Report on Form 10-Q

Unless otherwise specified or the context requires otherwise, the following terms used in this Quarterly Report on Form 10-Q have the meanings ascribed to them below:

•

references to “Guarantee Insurance” refer to Guarantee Insurance Company and references to “Guarantee Insurance Group” refer to Guarantee Insurance Group, Inc. (f/k/a Patriot National Insurance Group, Inc.), the parent company of Guarantee Insurance, entities that are both controlled by Steven M. Mariano, our founder, Chairman, President and Chief Executive Officer;

•

references to the “GUI Acquisition” refer to our acquisition, effective August 6, 2014, of contracts to provide marketing, underwriting and policyholder services and related assets and liabilities from a subsidiary of Guarantee Insurance Group;

•

references to the “Patriot Care Management Acquisition” refer to our acquisition, effective August 6, 2014, of a business that provides nurse case management and bill review services (the “Patriot Care Management Business”);

•	references to “Patriot National,” “the Company,” “we,” “us” or “our” refer to Patriot National, Inc. and its direct and indirect subsidiaries;
•

references to the “PennantPark Entities” or the “selling stockholders” refer to PennantPark Investment Corporation, PennantPark Floating Rate Capital Ltd., PennantPark SBIC II LP and PennantPark Credit Opportunities Fund LP;

•	references to the “PennantPark Debt” refer to debt pursuant to the PennantPark Loan Agreement;
•	references to the “UBS Debt” refer to debt pursuant to the UBS Credit Agreement;
•

references to “reference premiums written” refer to the aggregate premiums, grossed up for large deductible credits, written by or for our insurance carrier partners in respect of the policies we produce and service on their behalf;

•

references to “reinsurance captives” or “reinsurance captive entities” refer to segregated portfolio cell captive entities that assume underwriting risk written initially by an insurance carrier client;

•

references to “Zurich” refer to Zurich American Insurance Company, Zurich American Insurance Company of Illinois, American Guarantee and Liability Insurance Company, American Zurich Insurance Company, Steadfast Insurance Company, Empire Fire & Marine Insurance Company, Empire Indemnity Insurance Company, Maryland Casualty Company, Assurance Company of America, Maryland Insurance Company, Northern Insurance Company of New York, The Fidelity and Deposit Company of Maryland, Colonial American Casualty and Surety Company, Universal Underwriters Insurance Company, Universal Underwriters Life Insurance Company, Universal Underwriters of Texas Insurance Company, Zurich Insurance Company Canadian Branch collectively; and

•

references to “AIG” refer to AIG Property Casualty Company, American Home Assurance Company, AIG Assurance Company, AIU Insurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., National Union Fire Insurance Company of Pittsburgh, PA., New Hampshire Insurance Company, and The Insurance Company of the State of Pennsylvania, collectively.

Overview

Business

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

Fee income for our services is generated from our clients based on (1) a percentage of premiums for the policies we service, (2) the cost savings we achieve for our clients or (3) a fixed fee for a particular service. Unlike our insurance and reinsurance carrier clients, we do not generate underwriting income or assume underwriting risk on workers’ compensation plans.

Recent Events

On April 8, 2015, TriGen Insurance Solutions, Inc. (“TriGen”), our wholly owned subsidiary, entered into an asset purchase agreement with Hospitality Supportive Systems, LLC, a Pennsylvania limited liability company (“HSS”), and the sole shareholder of HSS effective April 1, 2015, pursuant to which we acquired substantially all of the assets of HSS for an estimated maximum of $9,650,000. Pursuant to the HSS purchase agreement, the Company paid HSS $5,605,000 in cash at closing. HSS will also be entitled to an earn-out payment of up to $4,045,000 twelve months after closing, subject to reduction on a pro-rata basis if EBITDA within the first year does not meet certain targets. On May 14, 2015, due to strong post-acquisition performance, the parties amended the HSS purchase agreement to cap the incentive earn-out at $5,000,000 and to accelerate the base earn-out to be paid as of the date of the amendment.

On April 8, 2015, TriGen also entered into an asset purchase agreement with Selective Risk Management LLC, a Pennsylvania limited liability company (“SRM”), and the shareholders of SRM effective April 1, 2015, pursuant to which we acquired substantially all of the assets of SRM for a maximum of $3,845,000. Pursuant to the SRM purchase agreement, we paid SRM $1,922,500 in cash at closing. SRM will also be entitled to an earn-out payment of up to $1,922,500 twelve months after closing, subject to reduction on a pro-rata basis if EBITDA within the first year does not meet certain targets. On May 14, 2015, due to strong post-acquisition performance, the parties amended the SRM purchase agreement to accelerate the earn-out to be paid as of the date of the amendment.

On April 17, 2015, Vikaran Technology Solutions, Inc. (“VTS”), our wholly owned subsidiary, entered into an agreement and plan of merger with Vikaran Solutions, LLC, an Illinois limited liability company (“Vikaran”), and certain members of Vikaran, pursuant to which Vikaran was merged with and into VTS. The merger closed on April 17, 2015 for a purchase price of $8,500,000 paid in cash at closing.

In connection with the Vikaran transaction, we also entered into a definitive agreement to purchase all of the outstanding stock of Mehta and Pazol Consulting Services Private Limited, an Indian private limited company (“MPCS”). MPCS is Vikaran’s software development center located in Pune, India. The purchase price for MPCS is expected to be approximately $1,500,000.

On April 24, 2015, Patriot Risk Services, Inc. (“PRS”), our wholly owned subsidiary, entered into a stock purchase agreement with Corporate Claims Management, Inc., a Missouri corporation (“CCMI”) and the shareholders of CCMI pursuant to which PRS acquired all of the outstanding equity of CCMI for $8,000,000 in cash plus a performance-based earn-out of up to $1,000,000. Pursuant to the CCMI purchase agreement, the Sellers will be entitled to the earn-out in two tranches. The first tranche will be up to $500,000 twelve months after closing, and the second tranche will be up to $500,000 fifteen months after closing, in each case subject to a reduction on a pro-rata basis if revenue during each earn-out period does not meet certain targets. Neither the Company nor PRS assumed any material liabilities under the CCMI purchase agreement. In connection with the transaction, which closed April 24, 2015, CCMI became a direct subsidiary of PRS.

On May 8, 2015, Contego Services Group, LLC (“Contego”), a 97% owned subsidiary of Patriot Services, Inc., entered into an asset purchase agreement with Candid Investigation Services, LLC, a New Mexico limited liability company (“Candid”), to acquire substantially all of the assets of Candid for a maximum of $1,500,000.  Pursuant to the asset purchase agreement, the Company paid $900,000 in cash at closing.  Candid will be entitled to earn-out payments totaling $600,000 in quarterly payments over twelve months after closing, subject to reduction on a pro-rata basis if revenue during each earn-out period does not meet certain targets.

Key Performance Measures

We use certain key performance measures in evaluating our business and results of operations, and we may refer to one or more of these key performance measures in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These key performance measures include:

•

Gross reference premium written: gross reference premium written refers to the aggregate premium, grossed up for large deductible credits, written by or for our insurance carrier partners in respect of the policies we produce and service on their behalf.

•

Reference premium written: reference premium written refers to the earned aggregate premium, grossed up for large deductible credits, written by or for our insurance carrier partners in respect of the policies we produce and service on their behalf. For Guarantee Insurance, which records written premium on the effective date of the policy based on the estimated total premium for the term of the policy, reference written premium is equal to written premium based on the estimated total premium for the term of the policy, earned as of the effective date of the policy, grossed up for large deductible credits. Subsequent adjustments to the estimated total premium for the term of the policy are reflected as adjustments to reference written premium when the adjustments become known. For our third party insurance carrier clients, whom record written premium as premium is collected, reference written premium is equal to collected premium, grossed up for large deductible credits. We evaluate our business (in respect of revenue both from brokerage and policyholder services and from claims administrative services) both in respect of the overall revenue generated by reference premium written, and the margin on such revenue. With respect to our brokerage and policyholder services, changes in reference premium written generally correspond to changes in total revenues.

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

•

Adjusted EBITDA: We define Adjusted EBITDA as net income (loss) adjusted for income tax expense (benefit), interest expense, depreciation and amortization expense, and certain non-cash and/or non-recurring transactions as shown in the Reconciliation from Net Income(Loss) to Adjusted EBITDA .

•	Adjusted EBITDA Margins: we define Adjusted EBITDA Margins as Adjusted EBITDA divided by the sum of fee income and fee income from related party.
•	Operating Cash Flow: we define Operating Cash Flow as Adjusted EBITDA less income tax expense, interest expense, and capital expenditures.
•

Adjusted Earnings: we define Adjusted Earnings or Loss and Adjusted Earnings or Loss per share as net income (loss) adjusted for cost for debt payoff, non-cash stock compensation costs,  net realized gains (losses) on investments, increase/(decrease) in fair value of warrant redemption liability, acquisition costs and loss on exchange of units and warrants.

We present Adjusted EBITDA, Adjusted EBITDA Margins, Operating Cash Flow and Adjusted Earnings in this report because they are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans.  In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA, Operating Cash Flow and Adjusted Earnings can provide useful measures for period-to-period comparisons of our core business.  Accordingly, we believe that Adjusted EBITDA, Operating Cash Flow and Adjusted Earnings provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Adjusted EBITDA, Adjusted EBITDA Margins, Operating Cash Flow and Adjusted Earnings have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of our financial results under GAAP.  Some of these limitations are as follows:

•	Although depreciations and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or tax payments that may represent a reduction in cash available to us; and
•

Other companies, including companies in our industry, may calculate Adjusted EBITDA, Operating Cash Flow and Adjusted Earnings or similarly titled measured differently, which reduce their usefulness as a comparative measure.

Reference Premium Written

	Three Months Ended March 31,
In millions	2015	2014
Gross Reference Premium Written	$119,522	$93,604
Reference Premium Written	$103,002	$99,487

Gross reference premium written for the three months ended March 31, 2015 was $119.5 million compared to $93.6 million for the three months ended March 31, 2014, an increase of $25.9 million. The increase was attributable to a $5.7 million increase in Guarantee Insurance gross reference premium written and the inception of new contracts with Scottsdale Insurance Company (“Scottsdale”), AIG and certain other insurance carrier clients, which generated $26.3 million of gross reference premium written. This increase was partially offset by a $6.0 million decrease in gross reference premium written on behalf of Zurich as a result of Zurich reducing its volumes in California, where business covered by our initial program with Zurich was solely written. In September 2014, we entered into a second program with Zurich that further expands coverage in multiple other states.

Reference premium written for the three months ended March 31, 2015 was $103.0 million compared to $99.5 million for the three months ended March 31, 2014, an increase of $3.5 million. The increase was attributable to a $5.7 million increase in Guarantee Insurance reference premium written and the inception of new contracts with Scottsdale and certain other insurance carrier clients, which generated $5.6 million of gross reference premium written. This increase was partially offset by a $7.8 million decrease in gross reference premium written on behalf of Zurich as a result of Zurich reducing its volumes in California, where business covered by our initial program with Zurich was solely written. In September 2014, we entered into a second program with Zurich that further expands coverage in multiple other states.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure and is not in accordance with, or an alternative to, the GAAP information provided in this Quarterly Report on Form 10-Q. For further information regarding our use of non-GAAP financial measures and a reconciliation of Adjusted EBITDA to Net income (loss), see “—Reconciliations to Non-GAAP Key Performance Measures”.

	Three Months Ended March 31,
In thousands	2015	2014
Net (loss) income	$(4,816)	$1,502
Adjusted EBITDA	$10,828	$5,079

Adjusted EBITDA for the three months ended March 31, 2015 was $10.8 million compared to $5.1 million for the three months ended March 31, 2014, an increase of $5.7 million. The increase was attributable to a $27.2 million increase in total revenues, partially offset by a $21.5 million increase in total expenses (excluding depreciation and amortization and changes in fair value of warrant liabilities, non-cash stock compensation and costs incurred for the extinguishment of debt which are added back to net income to arrive at Adjusted EBITDA), all of which are discussed more fully below.

Operating Cash Flow

Operating cash flow is a non-GAAP financial measure and is not in accordance with, or an alternative to, the GAAP information provided in this Quarterly Report on Form 10-Q. For further information regarding our use of non-GAAP financial measures and a reconciliation of Operating cash flow to Net income (loss), see “—Reconciliations to Non-GAAP Key Performance Measures”.

	Three Months Ended March 31,
In thousands	2015	2014
Net (loss) income	$(4,816)	$1,502
Net cash provided by operating activities	$937	$2,707
Operating cash flow	$8,226	$2,694

Operating cash flow for the three months ended March 31, 2015 was $8.2 million compared to $2.7 million for the three months ended March 31, 2014, an increase of $5.5 million. The increase was primarily attributable to the increase in cash earnings as reflected in the $5.7 million increase in Adjusted EBITDA.

Adjusted Earnings

Adjusted Earnings is a non-GAAP financial measure and is not in accordance with, or an alternative to, the GAAP information provided in this Quarterly Report on Form 10-Q. For further information regarding our use of non-GAAP financial measures and a reconciliation of Operating cash flow to Net income (loss), see “—Reconciliations to Non-GAAP Key Performance Measures”.

	Three Months Ended March 31,
In thousands	2015	2014
Net (loss) income	$(4,816)	$1,502
Adjusted earnings	$4,599	$1,502

Adjusted earnings for the three months ended March 31, 2015 was $4.6 million compared to $1.5 million for the three months ended March 31, 2014, an increase of $3.1 million. The increase was primarily attributable to the increase in Adjusted EBITDA of $5.7 million, partially offset by the income tax effect related to reconciling items in computing Adjusted Earnings.

Results of Operations

The following table sets forth certain combined statement of operations data derived from our unaudited combined financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
In thousands	2015	2014
Combined Statement of Operations Data
Revenues
Fee income	$18,369	$13,085
Fee income from related party	24,623	2,514
Total fee income and fee income from related party	42,992	15,599
Net investment income	1	209
Total Revenues	42,993	15,808
Expenses
Salaries and related expenses	14,468	3,901
Commission expense	8,889	1,722
Management fees to related party for administrative support services	—	2,187
Outsourced services	2,462	658
Allocation of marketing, underwriting and policy issuance costs from related party	—	610
Other operating expenses	6,331	1,630
Acquisition costs	604	—
Interest expense	1,173	1,313
Depreciation and amortization	2,303	1,006
Amortization of loan discounts and loan costs	85	321
Stock compensation expense	2,535	—
Decrease in fair value of warrant redemption liability	(1,385)	—
Costs from debt payoff	13,681	—
Total Expenses	51,146	13,348
Net (Loss) Income before income tax (benefit) expense	(8,153)	2,460
Income tax (benefit) expense	(3,352)	937
Net (Loss) Income Including Non-Controlling Interest in Subsidiary	(4,801)	1,523
Net Income attributable to Non-controlling interest in subsidiary	15	21
Net (Loss) Income	$(4,816)	$1,502

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues:

Total Revenue. Total revenue for the three months ended March 31, 2015 was $43.0 million compared to $15.8 million for the three months ended March 31, 2014, an increase of $27.2 million or approximately 172.2%. The increase in fee income during the first quarter of 2015 was primarily due to transactions that occurred in August of 2014, fee income we generated from new business produced with new carrier clients secured in 2014 and fee income from acquisitions completed in the first quarter of 2015.

For the three months ended March 31, 2015, approximately 83% of our total fee income and fee income from related party was attributable to our contracts with Guarantee Insurance, a related party, and approximately 10% of our total fee income and fee income from related party was attributable to contracts with our second largest client.

For the three months ended March 31, 2014, approximately 56% of our total fee income and fee income from related party was attributable to our contracts with Guarantee Insurance, and approximately 31% of our total fee income and fee income from related party were attributable to our contracts with our second largest client.

Fee Income. Fee income, which represents fee income from non-related parties, for the three months ended March 31, 2015 was $18.4 million compared to $13.1 million for the three months ended March 31, 2014, an increase of $5.3 million.

This increase was attributable to fee income generated from increased reference premiums written, business produced with new client carriers secured in 2014 and fee income produced from the acquisitions completed in the first quarter of 2015.

Fee Income from Related Party. Fee income from related party for the three months ended March 31, 2015 was $24.6 million compared to $2.5 million for the three months ended March 31, 2014, an increase of $22.1 million.

“Fee income from related party” represents a portion of fee income earned from Guarantee Insurance, a related party as described above. Fee income from Guarantee Insurance for claims administration services is based on the net portion of claims expense retained by Guarantee Insurance pursuant to quota share reinsurance agreements between Guarantee Insurance, PUI’s third party insurance company customers and the segregated portfolio cell reinsurers that assume business written by Guarantee Insurance. Certain fee income from third-party segregated portfolio cell reinsurers is remitted to the Company by Guarantee Insurance on behalf of the segregated portfolio cell reinsurers. Fee income from Guarantee Insurance for brokerage, underwriting and policyholder services represents fees for soliciting applications for workers’ compensation insurance for Guarantee Insurance, based on a percentage of premiums written or other amounts negotiated by the parties.

Because fee income from related party for claims administration services is based on the net portion of claims expense retained by Guarantee Insurance, as described in Note 11, Concentration, the Company’s revenues attributable to contracts with Guarantee Insurance do not necessarily represent fee income from related party.

Net Investment Income. Net investment income was $1 thousand for the three months ended March 31, 2015 compared to $209 thousand for the three months ended March 31, 2014, a decrease of $208 thousand. Net investment income for the three months ended March 31, 2014 was principally attributable to a surplus note from prior years.

Expenses:

Salaries and Related Expenses. Salaries and related expenses for the three months ended March 31, 2015 were $14.5 million compared to $3.9 million for the three months ended March 31, 2014, an increase of $10.6 million or approximately 272%.

This increase was principally due to additional salary and salary related costs, beginning August 6, 2014 (as discussed elsewhere in this Quarterly Report on Form 10-Q), as a result of directly incurring salary and salary related costs associated with our brokerage and policyholder services, as well as salary and salary related costs associated with administrative support services, including executive management, information technology, accounting, human resources and legal services. Previously, we received an allocation for such brokerage and policyholder services costs from Guarantee Insurance Group as described below under “—Allocation of Marketing, Underwriting and Policy Issuance Costs from Related Party” below, and a portion of such administrative support services costs was incurred in the form of a management fee paid to Guarantee Insurance Group as described under “—Management Fees to Related Party for Administrative Support Services” below. Salary and salary related costs further increased in the period since August 6, 2014 as a result of the new agreement we entered into with Guarantee Insurance to provide all of our brokerage and policyholder services to Guarantee Insurance. In addition, effective August 6, 2014, we acquired the Patriot Care Management Business, which has notably increased our workforce. Accordingly, we expect further significant increases in salaries and related costs going forward.

Additionally, the increase was in part due to an increase in the size of our claims administration services staff in connection with our efforts to perform more claims investigation work in-house rather than through outsourced vendors.

Commission Expense. Commission expense for the three months ended March 31, 2015 was $8.9 million compared to $1.7 million for the three months ended March 31, 2014, an increase of $7.2 million or approximately 423%. This increase was principally due to the commission expense incurred in connection with new contracts we entered into in 2014 with Guarantee Insurance, Scottsdale, AIG and Zurich.

Management Fees to Related Party for Administrative Support Services. There were no management fees to related party for administrative support services for the three months ended March 31, 2015 compared to $2.2 million for the three months ended March 31, 2014. Effective August 6, 2014, these support services expenses are being incurred directly by us, and from that date forward we no longer pay management fees to Guarantee Insurance Group. Accordingly, beginning August 6, 2014, such expenses, rather than being reflected in this item, are recorded in the line items to which they relate, which are primarily “salaries and related expenses,” “outsourced services” and “other operating expenses.”

Outsourced Services. Outsourced services for the three months ended March 31, 2015 were $2.5 million compared to $0.7 million for the three months ended March 31, 2014, an increase of $1.8 million or approximately 257.1%. This increase was principally due to the acquisition of Patriot Care Management, Inc.

Allocation of Marketing, Underwriting and Policy Issuance Costs from Related Party. There was no allocation of marketing, underwriting and policy issuance costs from Guarantee Insurance Group, a related party, for the three months ended March 31, 2015  compared to $0.6 million for the three months ended March 31, 2014. Effective August 6, 2014, such costs are being incurred directly by us, and from that date forward, Guarantee Insurance Group is no longer allocating these costs to us. Accordingly, beginning August 6, 2014, such expenses, rather than being reflected in this item, are recorded in the line items to which they relate.

Other Operating Expenses. Other operating expenses for the three months ended March 31, 2015 were $6.3 million compared to $1.6 million for the three months ended March 31, 2014, an increase of $4.7 million or approximately 294%. The increase of other operating expense corresponds to the direct costs incurred as a result of eliminating management fees and expense allocations from Guarantee Insurance.

Interest Expense. Interest expense for the three months ended March 31, 2015 was $1.2 million compared to $1.3 million for the three months ended March 31, 2014, a decrease of $0.1 million. Interest expense for the three months ended March 31, 2015, is comprised of $0.9 million of interest accrued for the PennantPark Debt and the UBS Debt prior to repayment on January 22, 2015 and $0.3 million on the Senior Secured Credit Facility from January 22, 2015 until March 31, 2015. Interest expense for the three months ended March 31, 2014 was comprised of interest on the PennantPark Debt then outstanding. The decrease in interest expense was a result of the refinancing of our debt with more favorable terms.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2015 was $2.3 million compared to $1.0 million for the three months ended March 31, 2014, an increase of $1.3 million. The increase was attributable mainly to the increased intangible asset amortization associated with our acquisitions.

Amortization of Loan Discounts and Loan Costs. Amortization of loan discounts and loan costs was $0.1 million for the three months ended March 31, 2015, compared to $0.3 million for the three months ended March 31, 2014, a decrease of $0.2 million. The decrease was attributable to the write-off of loan discounts and deferred loan costs upon repayment of the PennantPark Debt and UBS Debt on January 22, 2015.

Stock Compensation Expense. The Company recognized $2.5 million of stock compensation expense during the three months ended March 31, 2015 related to stock and stock option awards in connection with our IPO. See Note 8, Stock-Based Compensation for further detail related to these awards and the recognized expense.

Cost from Debt Payoff. The Company recognized expenses for “Make-Whole” payments upon repayment of the PennantPark Debt and UBS Debt on January 22, 2015. These expenses were comprised of $3.8 million to the PennantPark Entities and $0.6 million to UBS.  Due to the magnitude of these expenses, they are presented separately from interest expense in our combined results for the three months ended March 31, 2015.

Additionally, The Company recognized expenses for the write-off of existing deferred financing of $6.3 million and original issue discounts of $3.1 million associated with the PennantPark Debt and UBS Debt upon repayment on January 22, 2015.  Due to the magnitude of these expenses, they are presented separately from interest expense and amortization expense, respectively, in our combined results for the three months ended March 31, 2015.

Total cost from debt payoff was $13.7 million for the three months ended March 31, 2015.

Decrease in Fair Value of Warrant Redemption Liability. The decrease in fair value of warrant redemption liability was $1.4 million for the three months ended March 31, 2015. This reflects the change in fair value from estimated valuation on December 31, 2014 to the exercise of the detachable common stock warrants on January 22, 2015. There was no fair value warrant redemption liability adjustment for the three months ended March 31, 2014. Additionally, there were no remaining warrant redemption liability as of March 31, 2015, and no future fair value adjustments are required.

Acquisition Costs. As of  March 31, 2015, we incurred $0.6 million of acquisition costs. These costs were predominantly comprised of salary expense, salary related costs and other fees.

Income Tax Expense. Income tax benefit was $3.4 million for the three months ended March 31, 2015 compared to income tax expense  of  $0.9 million for the three months ended March 31, 2014, a decrease in income tax expense of $4.3 million. For the three months ended March 31, 2015 the effective income tax rates were approximately 42%.  The effective tax rate is based on forecasted annual pre-tax income, permanent differences and statutory tax rates.  The main difference in the effective tax rate from the statutory rate is warrants, success based fees, and meals and entertainment.

Net Income:

As a result of the factors described above, net income (loss) decreased by $6.3 million to $(4.8) million for the three months ended March 31, 2015 as compared to $1.5 million for the three months ended March 31, 2014.

Earnings per Share:

    Basic earnings per share is based on weighted average shares outstanding and excludes dilutive effects of detachable common stock warrants and incentive awards of restricted stock and stock options.  Diluted earnings per share assumes the exercise of all detachable common stock warrants and incentive stock options and the issuance of restricted stock using the treasury stock method.  Due to the net loss for the three months ending March 31, 2015 weighted average outstanding detachable common stock warrants representing 229,267 shares of common stock outstanding, and restricted shares representing 46,372 shares of common stock outstanding, were not dilutive.

Seasonality

Our revenue and operating results associated with our claims administration services are generally not subject to seasonality.

Our revenue and operating results associated with our brokerage and policyholder services are generally subject to seasonal variations as a result of the distribution of renewal dates of existing policies throughout the year, with slightly more renewals occurring in the first and third calendar quarter based on the current distribution of such dates.

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

We believe that our cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the foreseeable future. As of March 31, 2015, our unrestricted cash and cash equivalents were $11.3 million. In addition, as of March 31, 2015, we had $14.0 million of restricted cash, which are funds we receive from our insurance carrier clients and that are earmarked exclusively for payments of claims on behalf of such clients. We cannot use such funds for other purposes.

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

Cash Flows

The following table summarizes our cash flow activities for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
In thousands	2015	2014
Cash flow activities:
Net Cash Provided by Operating Activities	$937	$2,707
Net Cash Used in Investment Activities	(12,964)	(613)
Net Cash Provided by (Used in) Financing Activities	19,081	(2,100)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2015 was $0.9 million compared to $2.7 million for the three months ended March 31, 2014, a decrease of $1.8 million. This decrease was attributable to our net loss of $4.8 million plus non-cash transactions totaling $13.0 million less cash used for working capital of $7.3 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 was $13.0 million compared to $0.6 million for the three months ended March 31, 2014, an increase of $12.4 million. This increase was attributable to an increase in restricted cash of $4.9 million, the purchase of fixed assets and other intangible assets of $1.4 million and funding for acquisitions, net of cash acquired of $6.7 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 was $19.1 million compared to net cash used in financing activities of $2.1 million for the three months ended March 31, 2014, an increase of $21.2 million. This increase was attributable to the proceeds from the IPO and new debt structure less the repayment of previous debt and capital lease payments.

Capital Expenditures

For the three months ended March 31, 2015, we made capital expenditures of $1.4 million primarily attributable to capitalized software development. For the three months ended March 31, 2014, we made capital expenditures of $0.1 million.

Indebtedness

As of March 31, 2015, we had a total of $40.0 million of Term Loan debt outstanding under our Senior Secured Credit Facility, $4.8 million outstanding under our revolvingcredit facility and $4.0 million of capital leases outstanding.

Senior Secured Credit Facility

On January 22, 2015, we entered into a credit agreement which provides for a $40.0 million revolving credit facility and a $40.0 million term loan facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility has a maturity of five years, and borrowings thereunder bear interest, at our option, at LIBOR plus a margin ranging from 250 basis points to 325 basis points or at base rate plus a margin ranging from 150 basis points to 225 basis points. Margins on all loans and fees will be increased by 2% per annum during the existence of an event of default. The revolving credit facility includes borrowing capacity available for letters of credit and borrowings on same-day notice, referred to as swing line loans. At any time prior to maturity, we have the right to increase the size of the revolving credit facility or the term loan facility by an aggregate amount of up to $20.0 million, but in minimum increments of $5.0 million.

As of March 31, 2015, the outstanding balance under the $40 million revolving credit facility was $4.8 million. Accordingly, the Company has $35.2 million available to borrow under the revolving credit facility.

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

In addition, all obligations under the Senior Secured Credit Facility are guaranteed by all of our existing and future subsidiaries, other than foreign subsidiaries to the extent the assets of all foreign subsidiaries that are not guarantors do not exceed 5% of the total assets of us and our subsidiaries on a combined basis, and secured by a first-priority perfected security interest in substantially all our and our guaranteeing subsidiaries’ tangible and intangible assets, whether now owned or hereafter acquired, including a pledge of 100% of the stock of each guarantor.

The Senior Secured Credit Facility contains certain covenants that, among other things and subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to engage in certain business and financing activities and that require us to maintain certain financial covenants, including requirements to maintain (i) a maximum total leverage ratio of total outstanding debt to adjusted EBITDA for the most recently-ended four fiscal quarters of no more than 300% and (ii) a minimum fixed charge coverage ratio of adjusted EBITDA to the sum of cash interest expense (which amount shall be calculated on an annualized basis for the three, six and nine month periods ending March 31, 2015, June 30, 2015 and September 30, 2015) plus income tax expense (or less any income tax benefits) plus capital expenditures plus dividends, share repurchases and other restricted payments plus regularly scheduled principal payments of debt for the same period of a least 150% for the most recently-ended four quarters. The Senior Secured Credit Facility allows us to pay dividends in an amount up to 50% of our net income if certain other financial conditions are met. The Senior Secured Credit Facility contains other restrictive covenants, including those regarding indebtedness (including capital leases) and guarantees; liens; operating leases; investments and acquisitions; loans and advances; mergers, consolidations and other fundamental changes; sales of assets; transactions with affiliates; no material changes in nature of business; dividends and distributions, stock repurchases, and other restricted payments; change in name, jurisdiction of organization or fiscal year; burdensome agreements; and capital expenditures. The Senior Secured Credit Facility also has events of default that may result in acceleration of the borrowings thereunder, including (i) nonpayment of principal, interest, fees or other amounts (subject to customary grace periods for items other than principal); (ii) failure to perform or observe covenants set forth in the loan documentation (subject to customary grace periods for certain affirmative covenants); (iii) any representation or warranty proving to have been incorrect in any material respect when made; (iv) cross-default to other indebtedness and contingent obligations in an aggregate amount in excess of an amount to be agreed upon; (v) bankruptcy and insolvency defaults (with grace period for involuntary proceedings); (vi) inability to pay debts; (vii) monetary judgment defaults in excess of an agreed upon amount; (viii) ERISA defaults; (ix) change of control; (x) actual invalidity or unenforceability of any loan document, any security interest on any material portion of the collateral or asserted (by any loan party) invalidity or unenforceability of any security interest on any collateral; (xi) actual or asserted (by any loan party) invalidity or unenforceability of any guaranty; (xii) material unpaid, final judgments that have not been vacated, discharged, stayed or bonded pending appeal within a specified number of days after the entry thereof; and (xiii) any other event of default agreed to by us and the Administrative Agent.

As of March 31, 2015, we were in compliance with the financial and other restrictive covenants under our outstanding material debt obligations, including our Senior Secured Credit Facility.

Repayment of UBS Credit Agreement

On August 6, 2014, in connection with the Patriot Care Management Acquisition, we and certain of our subsidiaries entered into the UBS Credit Agreement, which provided for a five-year term loan facility in an aggregate principal amount of $57.0 million that would mature on August 6, 2019. The loan was secured by the common stock of Patriot Care Management, Inc. and guaranteed by Guarantee Insurance Group and its wholly owned subsidiaries. Following our initial public offering, we prepaid all outstanding borrowings under the UBS Credit Agreement, including accrued interest and applicable prepayment premium.

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

Repayment of PennantPark Loan Agreement

On August 6, 2014, in connection with the GUI Acquisition, we and certain of our subsidiaries, as borrowers, and certain of our other subsidiaries and certain affiliated entities, as guarantors, entered into the PennantPark Loan Agreement with the PennantPark Entities, as lenders. Following our initial public offering, we prepaid all outstanding borrowings under the PennantPark Loan Agreement, including accrued interest and applicable prepayment premium.

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

The Company maintains cash at various financial institutions and, at times, balances may exceed federal insured limits.  Management does not believe this results in any material effect on the Company’s financial position or results of operations.  In the normal course of business, the Company may be party to various legal actions that management believes will not result in any material effect on the Company’s financial position or results of operations.

Recently Issued Financial Accounting Standards

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The update requires retrospective application. ASU 2015-03 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. Early adoption is permitted but we do not anticipate electing early adoption.

In August 2014, the FASB issued ASU 2014-15 regarding Accounting Standard Codification (“ASC”) Topic 205, Presentation of Financial Statements – Going Concern. The updated guidance related to determining whether substantial doubt exists about an entity's ability to continue as a going concern. The amendment provides guidance for determining whether conditions or events give rise to substantial doubt that an entity has the ability to continue as a going concern within one year following issuance of the financial statements and requires specific disclosures regarding the conditions or events leading to substantial doubt. The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted, but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our combined financial statements.

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. For a publicly-held entity, this guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is not permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In April 2014, the FASB issued ASU 2014-08 regarding ASC Topics 205 and 360, Reporting Discontinued Operations. The updated guidance related to reporting discontinued operations and disclosures of disposals of components of an entity. Under the amendment, only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. Additionally, the elimination of the component's operations, cash flows and significant continuing involvement conditions have been removed. Further, an equity method investment could be reported as discontinued operations. The updated guidance is effective prospectively for all disposals or classifications as held for sale that occur within annual periods beginning after December 15, 2014. The adoption of this guidance has not had a material impact on our combined financial statements.

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

Reconciliations to Non-GAAP Key Performance Measures

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Reconciliation from Net Income (Loss) to Adjusted EBITDA:
Net Income (Loss)	$(4,816)	$1,502
Income tax (benefit) expense	(3,352)	937
Interest expense	1,173	1,313
Depreciation and amortization	2,388	1,327
EBITDA	(4,607)	5,079
Costs from debt payoff	13,681	—
Decrease in fair value of warrant redemption liability	(1,385)	—
Stock compensation expense	2,535	—
Acquisition costs	604	—
Adjusted EBITDA	$10,828	$5,079
Calculation of Adjusted EBITDA margins:
Total Fee Income	$42,992	$15,599
Adjusted EBITDA	10,828	5,079
Adjusted EBITDA margins	25.2%	32.6%

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Reconciliation to Operating Cash Flow:
Adjusted EBITDA (calculated above)	$10,828	$5,079
Less: Income tax expense	—	(937)
Less: Interest expense	(1,173)	(1,313)
Less: Purchase of fixed assets and other long-term assets	(1,429)	(135)
Operating cash flow	$8,226	$2,694

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Reconciliation from Net Cash Provided by Operating Activities to Operating Cash Flow:
Net Cash Provided by Operating Activities	$937	$2,707
Changes in certain assets and liabilities:
Increase (decrease) in:
Fee income receivable	521	1,042
Fee income receivable from related party	1,752	(693)
Other current assets	592	55
Decrease (increase) in:
Net payable to related parties	(1,747)	(1,136)
Deferred claims administration services income	210	(283)
Net advanced claims reimbursements	(625)	(313)
Income taxes payable, net of income tax benefit of $3.3 million and $0 in the three months ended March 31, 2015 and 2014, respectively	11,596	(274)
Accounts payable and accrued expenses	(8,359)	469
Net income or (loss) attributable to business generated by GUI, exclusive of depreciation expense	—	1,276
Net (income) loss attributable to non-controlling interest in subsidiary	(15)	(21)
Early payment penalties on repayment of debt	4,339	—
Acquisition costs	604	—
Provision for uncollectible fee income, not related to Ullico	(150)	—
Purchase of fixed assets and other long-term assets	(1,429)	(135)
Operating cash flow	$8,226	$2,694

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Reconciliation from Net (Loss) Income to Adjusted Earnings:
Net (Loss) Income	$(4,816)	$1,502
Costs from debt payoff	13,681	—
Decrease in fair value of warrant redemption liability	(1,385)	—
Stock compensation expense	2,535	—
Acquisition costs	604	—
Income tax effect related to reconciling items	(6,020)	—
Adjusted Earnings	$4,599	$1,502
Calculation of Adjusted Earnings Per Common Share
Basic	$0.18	$0.11
Diluted	0.18	0.10
Weighted Average Common Shares Outstanding
Basic	25,163	14,288
Diluted	25,439	15,499

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2015, we were not subject to any material interest rate risk or credit risk, and we had no exposure to foreign currency risk.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings that we believe are material to us. We may, from time to time, be party to litigation and subject to claims incident to the ordinary course of our business. In the normal course of the workers’ compensation insurance services business, we have been named as a defendant in suits related to decisions by us or our clients with respect to the settlement of claims or other matters arising out of the services we provide. In the opinion of management, adequate reserves have been provided for such matters. However, we cannot provide any assurances that the result of any such actions, claims or proceedings, now known or occurring in the future, individually or in the aggregate, will not result in a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. Other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

We have acquired a number of insurance services firms in a short period of time, and there are risks associated with such acquisitions, which could adversely affect our growth and results of operations.

     We have recently acquired a number of insurance services firms in a short period of time. We believe that similar acquisition activity will be important to maintaining comparable growth in the future. Failure to successfully identify and complete acquisitions likely would likely result in slower growth. Even if we are able to identify appropriate acquisition targets, we may not be able to execute transactions on favorable terms or integrate targets in a manner that allows us to fully realize the anticipated benefits from these acquisitions. Our ability to finance and integrate acquisitions may also suffer if we expand the number or size of our acquisitions.

     Post-acquisition risks include those relating to retention of personnel, retention of clients, entry into unfamiliar markets or lines of business, contingencies or liabilities, such as violations of sanctions laws or anti-corruption laws, risks relating to ensuring compliance with licensing and regulatory requirements, tax and accounting issues, distractions to  management and personnel from our existing business and integration difficulties relating to accounting, information technology, human resources, or organizational culture and fit, some or all of which could have an adverse effect on our results of operations and growth. Post-acquisition deterioration of targets could also result in lower or negative earnings contribution and/or goodwill impairment charges.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a) None.

(b) None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
2.1

Asset Purchase Agreement dated as of January 31, 2015 by and between Patriot National, Inc. and Phoenix Risk Management, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2015 (File no. 001-36804))

2.2

Stock Purchase Agreement dated as of March 31, 2015 by and between Patriot Services, Inc. and TriGen Holdings Group, Inc., and certain shareholders of TriGen Holdings Group, Inc. (“TriGen Stock Purchase Agreement”)

2.3

Amendment No. 1 to TriGen Stock Purchase Agreement dated as of April 13, 2015, by and between Patriot Services, Inc. and TriGen Insurance Solutions, Inc. (as successor by merger to TriGen Holdings Group, Inc.).

2.4	Asset Purchase Agreement dated as of April 8, 2015 by and between TriGen Insurance Solutions, Inc. and Hospitality Supportive Systems, LLC (the “HSS Asset Purchase Agreement”)

2.5	Asset Purchase Agreement dated as of April 8, 2015 by and between TriGen Insurance Solutions, Inc. and Selective Risk Management LLC (the “SRM Asset Purchase Agreement”)

2.6

Agreement and Plan of Merger dated as of April 17, 2015, by and among Patriot National, Inc., Vikaran Technology Solutions, Inc., Vikaran Solutions, LLC and certain members of Vikaran Solutions, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 20, 2015 (File No. 001-36804))

2.7	Stock Purchase Agreement dated as of April 24, 2015, by and among Corporate Claims Management, Inc. (“CCMI”), the shareholders of CCMI, and Patriot Risk Services, Inc.

2.8	Amendment No. 1 to HSS Asset Purchase Agreement dated as of May 14, 2015, by and between TriGen Insurance Solutions, Inc. and Hospitality Supportive Systems, LLC.

2.9	Amendment No. 1 to SRM Asset Purchase Agreement dated as of May 14, 2015, by and between TriGen Insurance Solutions, Inc. and Selective Risk Management LLC.

2.10	Asset Purchase Agreement dated as of May 8, 2015, by and among Contego Services Group, LLC and Candid Investigation Services, L.L.C.

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

10.1*	Patriot National, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015 (File no. 001-36804))

10.2*

Executive Employment Agreement, dated as of January 5, 2015, by and between Patriot National, Inc. and Thomas Shields (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 6, 2015 (File no. 333-200972))

Exhibit Number	Exhibit Description
10.3

Credit Agreement, dated as of January 22, 2015, by and among Patriot National, Inc., the Lenders party thereto and BMO Harris Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015 (File no. 001-36804))

31.1	Certificate of Steven M. Mariano, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Thomas C. Shields, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certificate of Steven M. Mariano, President and Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2

Certificate of Thomas C. Shields, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This document has been identified as a management contract or compensatory plan or arrangement.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATRIOT NATIONAL, INC.

Date: May 14, 2015	By:	/s/ Thomas C. Shields
Executive Vice President, Chief Financial Officer
& Treasurer