Form 10-Q
period 2015-06-30
Patriot National, Inc.
filed 2015-08-14
CIK 1619917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s common stock outstanding on August 14, 2015 was 26,701,049.

PATRIOT NATIONAL, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PATRIOT NATIONAL, INC.

Consolidated Balance Sheets

(In thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets
Cash	$9,893	$4,251
Equity and fixed income security investments	3,293	—
Total cash and investments	13,186	4,251
Restricted cash	15,149	6,923
Fee income receivable	8,171	1,942
Fee income receivable from related party	16,603	11,988
Net receivable from related parties	—	1,773
Deferred costs for initial public offering	—	2,682
Income taxes receivable	4,168	—
Other current assets	1,616	430
Total current assets	58,893	29,989
Fixed assets, net of depreciation	2,319	1,879
Deferred loan fees	1,111	5,911
Goodwill	85,766	61,493
Intangible assets	67,084	32,988
Other long term assets	10,379	9,842
Total Assets	$225,552	$142,102
Liabilities and Equity (Deficit)
Liabilities
Deferred claims administration services income	$10,095	$8,515
Net advanced claims reimbursements	10,393	6,803
Net payables to related parties	20	—
Income taxes payable	—	11,548
Current earn-out payable	5,668	—
Accounts payable, accrued expenses and other liabilities	35,588	15,027
Revolver borrowings outstanding	25,582	—
Current portion of notes payable	3,000	15,782
Current portion of capital lease obligation	2,377	2,332
Total current liabilities	92,723	60,007
Earn-out payable	1,827	—
Notes payable	56,250	95,039
Capital lease obligation	1,222	2,438
Warrant redemption liability	—	12,879
Total Liabilities	152,022	170,363
Equity (Deficit)
Preferred stock, $.001 par value; 100,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, $.001 par value; 1,000,000 shares authorized, 26,390 and 18,075 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	21	14
Additional paid in capital	105,528	—
Accumulated deficit	(31,726)	(27,930)
Total Patriot National, Inc. Stockholders' Equity (Deficit)	73,823	(27,916)
Less Non-controlling interest	(293)	(345)
Total Equity (Deficit)	73,530	(28,261)
Total Liabilities and Equity (Deficit)	$225,552	$142,102

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2015	2014
Revenues
Fee income	$26,932	$9,181
Fee income from related party	20,456	6,272
Total fee income and fee income from related party	47,388	15,453
Net investment income	35	211
Net realized (losses) gains on investments	(91)	78
Total Revenues	47,332	15,742
Expenses
Salaries and related expenses	17,765	4,280
Commission expense	8,494	1,878
Management fees to related party for administrative support services	—	2,342
Outsourced services	2,792	747
Allocation of marketing, underwriting and policy issuance costs from related party	—	929
Other operating expenses	6,954	1,633
Acquisition costs	2,315	—
Interest expense	546	1,278
Depreciation and amortization	3,392	1,041
Amortization of loan discounts and loan costs	59	324
Stock compensation expense	3,670	—
Increase in fair value of warrant redemption liability	—	6,503
Total Expenses	45,987	20,955
Net Income (Loss) before income tax expense	1,345	(5,213)
Income tax expense	288	363
Net Income (Loss) Including Non-Controlling Interest in Subsidiary	1,057	(5,576)
Net Income attributable to non-controlling interest in subsidiary	37	21
Net Income (Loss)	$1,020	$(5,597)
Earnings (Loss) Per Common Share
Basic	$0.04	$(0.39)
Diluted	0.04	(0.39)
Weighted Average Common Shares Outstanding
Basic	26,390	14,288
Diluted	26,793	14,288

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Revenues
Fee income	$45,301	$22,266
Fee income from related party	45,079	8,786
Total fee income and fee income from related party	90,380	31,052
Net investment income	36	420
Net realized (losses) gains on investments	(91)	78
Total Revenues	90,325	31,550
Expenses
Salaries and related expenses	32,233	8,181
Commission expense	17,383	3,600
Management fees to related party for administrative support services	—	4,529
Outsourced services	5,254	1,405
Allocation of marketing, underwriting and policy issuance costs from related party	—	1,539
Other operating expenses	13,285	3,263
Acquisition costs	2,919	—
Interest expense	1,719	2,591
Depreciation and amortization	5,695	2,047
Amortization of loan discounts and loan costs	144	645
Stock compensation expense	6,205	—
(Decrease) Increase in fair value of warrant redemption liability	(1,385)	6,503
Costs from debt payoff (1)	13,681	—
Total Expenses	97,133	34,303
Net Loss before income tax expense	(6,808)	(2,753)
Income tax (benefit) expense	(3,064)	1,300
Net Loss Including Non-Controlling Interest in Subsidiary	(3,744)	(4,053)
Net Income attributable to non-controlling interest in subsidiary	52	42
Net Loss	$(3,796)	$(4,095)
Loss Per Common Share
Basic	$(0.15)	$(0.29)
Diluted	(0.15)	(0.29)
Weighted Average Common Shares Outstanding
Basic	25,601	14,288
Diluted	25,601	14,288

(1)	Costs from debt payoff include $4.3 million of early payment penalties and $9.3 million associated with the write-off of related deferred financing fees and original issue discounts.

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net Loss	$(3,744)	$(4,053)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Net (Income) attributable to business generated by GUI, exclusive of depreciation expense	—	(2,213)
Depreciation and amortization	5,695	2,047
Amortization of loan discounts and loan costs	144	645
(Decrease) Increase in fair value of warrant redemption liability	(1,385)	6,503
Stock compensation expense	6,205	—
Write-off of deferred financing and original issue discounts	9,342	—
Net realized losses (gains) on investments	91	(78)
Deferred income taxes	—	(10)
Provision for uncollectible fee income	301	—
Changes in certain assets and liabilities:
Decrease (increase) in:
Fee income receivable	(5,016)	(373)
Fee income receivable from related party	(4,615)	(515)
Other current assets	(1,172)	(53)
Increase (decrease) in:
Net payable to related parties	1,703	2,564
Deferred claims administration services income	(147)	369
Net advanced claims reimbursements	3,590	433
Income taxes payable	(15,025)	781
Accounts payable and accrued expenses	8,677	1,055
Net Cash Provided by Operating Activities	4,644	7,102
Investment Activities:
Net increase in restricted cash	(4,017)	(465)
Net increase in note receivable from related party	—	(420)
Purchase of equity securities	(3,648)	(3,564)
Proceeds from sale of equity securities	264	3,642
Purchase of fixed assets and other long-term assets	(2,824)	(265)
Acquisitions, net of $2,248 cash acquired	(47,452)	—
Net Cash Used in Investment Activities	(57,677)	(1,072)
Financing Activities:
Proceeds from initial public offering, net	98,275	—
Proceeds from senior secured term loan, net of fees	38,891	—
Proceeds from incremental senior secured term loan, net of fees	19,900	—
Repayment of senior secured term loans	(750)	—
Payment of loan fees	—	(121)
Payment of costs for initial public offering	(2,479)	—
Revolver facility borrowings	43,150	—
Revolver facility repayments	(17,568)	—
Repayment of note payable	(119,573)	(4,200)
Repayment of capital lease obligation	(1,171)	—
Net Cash Provided by (Used in) Financing Activities	58,675	(4,321)
Increase in cash	5,642	1,709
Cash, beginning of period	4,251	1,661
Cash, end of period	$9,893	$3,370

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Patriot National, Inc. Stockholders' Equity
	Common Stock		Additional paid In	Accumulated	Non-Controlling	Total Equity
	Shares	Amount	Capital	Deficit	Interest	(Deficit)
Balance, January 1, 2015	18,075	$14	$—	$(27,930)	$(345)	$(28,261)
Issuance of common stock	7,350	7	97,824	—	—	97,831
Exercise of detachable common stock warrants	965	—	—	—	—	—
Stock compensation	—	—	6,205	—	—	6,205
Contribution of warrant redemption liability	—	—	1,499	—	—	1,499
Balance before Net Loss	26,390	21	105,528	(27,930)	(345)	77,274
Net (Loss) Income	—	—	—	(3,796)	52	(3,744)
Balance, June 30, 2015	26,390	$21	$105,528	$(31,726)	$(293)	$73,530

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Description of Business

Patriot National, Inc. (“Patriot National” or the “Company”) is a national provider of comprehensive technology and outsourcing solutions within the property and casualty marketplace, primarily in workers’ compensation, for insurance companies, employers, local governments and reinsurance captives. We offer an end-to-end portfolio of services to increase business production, contain costs, and reduce claims experience for our clients. We leverage our strong distribution relationships, proprietary business processes, advanced technology infrastructure, and management expertise to deliver valuable solutions to our clients. We strive to deliver these value-added services to our clients in order to help them navigate the workers’ compensation landscape, ensure compliance with state regulations, handle all aspects of the claims process and ultimately contain costs.

The Company offers two types of services: brokerage, underwriting and policyholder services (or our “brokerage and policyholder services”) and claims administration services (or our “claims administration services”).

We generate fee income for our services from our clients based on (i) a percentage of premiums for the policies we service, (ii) the cost savings we achieve for our clients or (iii) a fixed fee for a particular service. Unlike our insurance and reinsurance carrier clients, we do not generate underwriting income or assume underwriting risk on workers’ compensation plans. Patriot National is headquartered in Ft. Lauderdale, Florida.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. Included for comparative purposes are our combined financial statements for the six-month period ended June 30, 2014, which combined the financial activity of Patriot National with the results of an acquisition under common control.  This acquisition was completed on August 6, 2014.  The combined financial statements presented for the period ended June 30, 2014 are the Statement of Operations and the Statement of Cash Flows.  This acquisition is discussed fully in our annual report for the year ended December 31, 2014.

The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited combined financial statements for the year ended December 31, 2014 and include all normal recurring adjustments necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited combined financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. In the preparation of our unaudited consolidated financial statements as of June 30, 2015, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition or disclosure therein.

For Contego Services Group, LLC (“Contego Services Group”), the Company’s combined subsidiary that is 97% owned, and for DecisionUR, LLC (“DecisionUR”), the Company’s combined subsidiary that is 98.8% owned, the third party holdings of equity interests are referred to as non-controlling interest. The portion of the third party members’ equity (deficit) of Contego Services Group and DecisionUR are presented as non-controlling interest in the accompanying consolidated balance sheets as of June 30, 2015 and combined balance sheet as of December 31, 2014. The Company discloses the following three measures of net income (loss): (i) net income (loss), including non-controlling interest in subsidiary, (ii) net income (loss) attributable to non-controlling interest in subsidiary, and (iii) net income (loss).

2.	Effect of Recently Issued Financial Accounting Standards

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The update requires retrospective application. ASU 2015-03 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. Early adoption is permitted but we do not anticipate electing early adoption. We are currently evaluating the financial impact of this standard.

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a proposed ASU to defer the effective date to annual reporting periods beginning after December 15, 2017 using one of two retrospective application methods with earlier adoption permitted for annual periods beginning after December 15, 2016. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

3.	Business Combinations

The Company completed thirteen acquisitions during the six-month period ended June 30, 2015. We acquired substantially all of the net assets of the following firms in cash transactions. These acquisitions have been accounted for using the acquisition method for recording business combinations, except for DecisionUR, as further discussed.

Name and Effective Date of Acquisition (In thousands):	Cash Paid	Accrued Liability	Recorded Payable to Seller	Recorded Earnout Payable	Maximum Potential Earnout Payable	Total Recorded Purchase Price
Phoenix Risk Management, Inc (January 31, 2015)	$1,099	$—	$—	$2,790	$3,000	$3,889
DecisionUR, LLC (February 5, 2015)	2,240	23	—	—	—	2,240
Capital & Guaranty, LLC (February 9, 2015)	175	—	—	175	175	350
TriGen Holding Group, Inc (March 31, 2015)	3,340	3,453	4,822	1,433	1,500	9,595
Hospitality Supportive Systems, LLC (April 1, 2015)	9,650	—	—	—	—	9,650
Selective Risk Management, LLC (April 1, 2015)	3,846	—	—	—	—	3,846
Vikaran Solutions, LLC (April 17, 2015)	8,500	152	—	—	—	8,500
Corporate Claims Management, Inc (April 24, 2015)	7,900	4,434	—	825	1,000	8,725
Candid Investigation Services, LLC (May 8, 2015)	900	—	—	500	600	1,400
Brandywine Insurance Advisors, LLC (May 22, 2015)	2,000	—	—	1,220	2,205	3,220
Infinity Insurance Solutions, LLC (June 1, 2015)	1,750	100	—	552	650	2,302
InsureLinx, Inc (June 12, 2015)	6,300	1,840	—	—	—	6,300
The Carman Corporation (June 15, 2015)	2,000	—	—	—	—	2,000
Total	$49,700	$10,002	$4,822	$7,495	$9,130	$62,017

The Company acquired DecisionUR from Six Points Investment Partners, LLC, a company under common control.  However, results of operations for DecisionUR are included from acquisition date, as its operations are immaterial with respect to the financial statements taken as a whole for all periods presented.

The “maximum potential earnout payables” disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the terms of the purchase agreement for the applicable acquisition. The “recorded earnout payables” disclosed in the foregoing table are primarily based upon the estimated future operating results of the acquired entities over a one- to three-year period subsequent to the acquisition date. The recorded earnout payables are measured at fair value as of the acquisition date and are included on that basis in the total recorded purchase price in the foregoing table. We will record subsequent changes in these estimated earnout obligations, including the accretion of discount, in our statement of operations when incurred.

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement, as discussed further in Note 11, Fair Value of Financial Assets and Liabilities. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability.  We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

The aggregate amount of maximum earnout obligations related to acquisitions made in 2015, as of June 30, 2015 was $9.1 million, of which $7.5 million was recorded in our consolidated balance sheet as of June 30, 2015, based on the aggregate estimated fair value of the expected future payments to be made.

The “recorded payable to seller” disclosed in the foregoing table represents the consideration payable to a seller of TriGen Holding Group, Inc. on the first anniversary of the effective date.  The payable was recorded at present value and reported in our consolidated balance sheet as of June 30, 2015 within accounts payable, accrued expenses and other liabilities.

The following is a summary of the aggregate estimated fair values of the net assets acquired at the date of each of the acquisitions made in the six months ended June 30, 2015:

In thousands	Total
Assets Acquired:
Cash	$2,248
Restricted cash	4,209
Accounts receivable	3,014
Fixed assets	143
Other assets	839
Goodwill	24,273
Intangible assets:
Customer & carrier relationships	22,336
Service contracts	320
Non-compete agreements	2,999
Developed technology	11,009
Trade name portfolio	629
Total intangible assets	37,293
Total assets acquired	72,019
Liabilities assumed	10,002
Total net assets acquired	$62,017

The net assets acquired are preliminary and subject to measurement period adjustments.

In accordance with FASB ASC 350, Intangibles—Goodwill and Other, intangible assets, which are comprised of the estimated fair value of the service contracts acquired, customer and carrier relationships, non-compete agreements, developed technology and trade names are being amortized over the respective estimated life, ranging from two to ten years, in a manner that, in management’s opinion, reflects the pattern in which the intangible asset’s future economic benefits are expected to be realized. Intangible assets are tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of the intangible asset has become impaired, the company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Provisional estimates of fair value and the allocation of the purchase price are established at the time of each acquisition and are subsequently reviewed within the first year of operations, the measurement period, following the acquisition date to determine the necessity for adjustments. The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. These discount rates generally ranged from 17% to 30% for our 2015 acquisitions through June 30, 2015. The fair value of non-compete agreements was established using estimated financial projections for the acquired company based on market participant assumptions and various non-compete scenarios.

Customer and carrier relationships, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (ten years for customer and carrier relationships, one to two years for non-compete agreements and five to seven years for trade names), while goodwill is not subject to amortization. We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value is less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist, and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of impairment reviews during the six-month periods ended June 30, 2015 and 2014, no impairments were required.

Our consolidated financial statements for the six months ended June 30, 2015 include the operations of the acquired entities from their respective acquisition dates, totaling $8.5 million of revenues and $1.9 million of net income.

The following is a summary of the unaudited pro forma historical results, as if these entities and Patriot Care Management, Inc. (“Patriot Care Management”), which was acquired on August 6, 2014, had been acquired at January 1, 2014 (in thousands, except per share data):

	Six Months Ended June 30,
In thousands (except per share data)	2015	2014
Total revenues	99,015	67,279
Net (loss) income	(3,810)	(2,322)
Basic net (loss) income per share	$(0.15)	$(0.16)
Diluted net (loss) income per share	$(0.15)	$(0.16)

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

4.	Equity and Fixed Income Security Investments

Equity and fixed income security investments are carried at fair value.  We classify these investments as a trading portfolio with changes to the fair value of investments marked-to-market value and reflected in the aggregate net income or loss for the period incurred.  The trading portfolio is utilized to generate investment income with available cash on hand.

As of June 30, 2015, our major classes of investments consisted of the following:

	June 30, 2015
In thousands	Cost Basis	Gains	Losses	Fair Value
	(Unaudited)
Equity and Fixed Income Security Investments
Common and preferred stocks	$429	$—	$(34)	$395
Corporate notes and bonds	2,955	—	(57)	2,898
Total	$3,384	$—	$(91)	$3,293

There were no investments as of December 31, 2014.

5.	Fixed Assets and Other Long Term Assets

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation and amortization. Expenditures for computer equipment, software, and furniture and fixtures are capitalized and depreciated on a straight-line basis over a five, three, and seven year estimated useful life, respectively. Expenditures for leasehold improvements on office space and facilities are capitalized and amortized on a straight-line basis over the term of the lease.

As of June 30, 2015 and December 31, 2014, our major classes of fixed assets consisted of the following:

In thousands	June 30, 2015	December 31, 2014
	(Unaudited)
Fixed Assets
Computer equipment, software and furniture and fixtures	$7,505	$5,722
Leasehold improvements	2,727	2,545
Total fixed assets	10,232	8,267
Less accumulated depreciation and amortization	(7,913)	(6,388)
Fixed assets, net of accumulated depreciation and amortization	$2,319	$1,879

Other Long Term Assets

Other long term assets, which are solely comprised of capitalized policy and claims administration system development costs, are also stated at cost, net of accumulated depreciation. Expenditures for capitalized policy and claims administration system development costs are capitalized and depreciated on a straight line basis over a five-year estimated useful life.

As of June 30, 2015 and December 31, 2014, other long term assets consisted of the following:

In thousands	June 30, 2015	December 31, 2014
Other long term assets	(Unaudited)
Capitalized policy and claims administration system development costs	$15,167	$13,093
Less accumulated depreciation	(4,788)	(3,251)
Other long term assets, net of accumulated depreciation	$10,379	$9,842

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

6.	Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of consideration paid over the fair value of net assets acquired. Goodwill is not amortized but is tested at least annually for impairment (or more frequently if certain indicators are present or management otherwise believes it is appropriate to do so). In the event that management determines that the value of goodwill has become impaired, we will record a charge for the amount of impairment during the fiscal quarter in which the determination is made. We determined that there was no impairment as of June 30, 2015.

The Company acquired $24.3 million of goodwill during the six-month period ended June 30, 2015 as a result of the thirteen acquisitions discussed in Note 3, Business Combinations. Changes in goodwill are summarized as follows:

In thousands
Balance as of December 31, 2014	$61,493
Goodwill acquired	24,273
Balance as of June 30, 2015	$85,766

Intangible Assets

Intangible assets that have finite lives are amortized over their useful lives. The company acquired $37.3 million of intangible assets during the six-month period ended June 30, 2015 as a result of the thirteen acquisitions discussed in Note 3, Business Combinations. The intangible assets, their original fair values, and their net book values are detailed below as of the dates presented:

	June 30, 2015			December 31, 2014
In thousands	Gross Asset	Accumulated Amortization	Net Asset	Gross Asset	Accumulated Amortization	Net Asset
	(Unaudited)
Intangible Assets
Service contracts	$35,120	$(4,006)	$31,114	$34,800	$(1,812)	$32,988
Customer and carrier relationships	22,336	(403)	21,933	—	—	—
Non-compete agreements	2,999	(393)	2,606	—	—	—
Developed technology	11,009	(184)	10,825	—	—	—
Trade names	629	(23)	606	—	—	—
Total	$72,093	$(5,009)	$67,084	$34,800	$(1,812)	$32,988

The table below reflects the estimated amortization expense for the Company’s intangible assets for each of the next five years and thereafter:

In thousands	June 30, 2015
Amortization expense	(Unaudited)
2015 (remaining six months)	$4,996
2016	9,991
2017	8,845
2018	8,492
2019	8,492
Thereafter	26,268
Total	$67,084

7.	Notes Payable and Lines of Credit

As of June 30, 2015 and December 31, 2014, notes payable were comprised of the following:

In thousands	June 30, 2015	December 31, 2014
	(Unaudited)
PennantPark Loan Agreement	$—	$63,285
UBS Credit Agreement	—	56,288
BMO Term Loan A	39,500
BMO Incremental Term Loan B	9,875
BMO Incremental Term Loan C	9,875	—
Gross Notes Payable and Current Portion of Notes Payable	59,250	119,573
Less original issue discount	—	(3,085)
Less value attributable to stock warrants	—	(5,667)
Notes Payable and Current Portion of Notes Payable	59,250	110,821
Less current portion of notes payable	(3,000)	(15,782)
Notes Payable	$56,250	$95,039

Senior Secured Credit Facility

On January 22, 2015, we entered into a Credit Agreement with BMO Harris Bank N.A., as administrative agent (the “Administrative Agent”), and the other lenders party thereto, which provides for a $40.0 million revolving credit facility and a $40.0 million term loan facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility has a maturity of five years, and borrowings thereunder bear interest, at our option, at LIBOR plus a margin ranging from 250 basis points to 325 basis points or at base rate plus a margin ranging from 150 basis points to 225 basis points. Margins on all loans and fees will be increased by 2% per annum during the existence of an event of default. The revolving credit facility includes borrowing capacity available for letters of credit and borrowings on same-day notice, referred to as swing line loans. At any time prior to maturity, we have the right to increase the size of the revolving credit facility or the term loan facility by an aggregate amount of up to $20.0 million, but in minimum increments of $5.0 million. As of June 30, 2015, we increased the term loan facility by $20.0 million through two $10.0 million incremental term loans.

As of June 30, 2015, the outstanding balance under the $40.0 million revolving credit facility was $25.6 million. Accordingly, the Company had $14.4 million available to borrow under the revolving credit facility.

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

The term loan facility amortizes quarterly beginning the first full quarter after the closing date at a rate of 5% per annum of the original principal amount during the first two years, 7.5% per annum of the original principal amount during the third and fourth years and 10% per annum of the original principal amount during the fifth year, with the remainder due at maturity. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity. In the event of any sale or other disposition by us or our subsidiaries guaranteeing the Senior Secured Credit Facility (as described below) of any assets with certain exceptions, we are required to prepay all proceeds received from such a sale towards the remaining scheduled payments of the term loan facility.

In addition, all obligations under the Senior Secured Credit Facility (as described below) are guaranteed by all of our existing and future subsidiaries, other than foreign subsidiaries to the extent the assets of such foreign subsidiaries do not exceed 5% of our and our subsidiaries’ total assets on a consolidated basis, and secured by a first-priority perfected security interest in substantially all of our and our guaranteeing subsidiaries’ tangible and intangible assets, whether now owned or hereafter acquired, including a pledge of 100% of the stock of each guarantor.

The Senior Secured Credit Facility contains certain covenants that, among other things and subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to engage in certain business and financing activities and that require us to maintain certain financial covenants, including requirements to maintain (i) a maximum total leverage ratio of total outstanding debt to adjusted EBITDA for the most recently-ended four fiscal quarters of no more than 300% and (ii) a minimum fixed charge coverage ratio of adjusted EBITDA to the sum of cash interest expense (which amount shall be calculated on an annualized basis for the three-, six-, and nine-month periods ended March 31, 2015, June 30, 2015 and September 30, 2015) plus income tax expense (or less any income tax benefits) plus capital expenditures plus dividends, share repurchases and other restricted payments plus regularly scheduled principal payments of debt for the same period of a least 150% for the most recently ended four quarters. The Senior Secured Credit Facility allows us to pay dividends in an amount up to 50% of our net income if certain other financial conditions are met.

The Senior Secured Credit Facility contains other restrictive covenants, including those regarding: indebtedness (including capital leases) and guarantees; liens; operating leases; investments and acquisitions; loans and advances; mergers, consolidations and other fundamental changes; sales of assets; transactions with affiliates; no material changes in nature of business; dividends and distributions, stock repurchases, and other restricted payments; change in name, jurisdiction of organization or fiscal year; burdensome agreements; and capital expenditures.

The Senior Secured Credit Facility also has events of default that may result in acceleration of the borrowings thereunder, including: (i) nonpayment of principal, interest, fees or other amounts (subject to customary grace periods for items other than principal); (ii) failure to perform or observe covenants set forth in the loan documentation (subject to customary grace periods for certain affirmative covenants); (iii) any representation or warranty proving to have been incorrect in any material respect when made; (iv) cross-default to other indebtedness and contingent obligations in an aggregate amount in excess of an amount to be agreed upon; (v) bankruptcy and insolvency defaults (with grace period for involuntary proceedings); (vi) inability to pay debts; (vii) monetary judgment defaults in excess of an agreed upon amount; (viii) ERISA defaults; (ix) change of control; (x) actual invalidity or unenforceability of any loan document, any security interest on any material portion of the collateral or asserted (by any loan party) invalidity or unenforceability of any security interest on any collateral; (xi) actual or asserted (by any loan party) invalidity or unenforceability of any guaranty; (xii) material unpaid, final judgments that have not been vacated, discharged, stayed or bonded pending appeal within a specified number of days after the entry thereof; and (xiii) any other event of default agreed to by us and the Administrative Agent.

As of June 30, 2015, we were in compliance with the financial and other restrictive covenants under our outstanding material debt obligations, including our Senior Secured Credit Facility.

UBS Credit Agreement

On August 6, 2014, in connection with the Patriot Care Management Acquisition, we and certain of our subsidiaries entered into a credit agreement with UBS Securities LLC (the “UBS Credit Agreement”), which provided for a five-year term loan facility in an aggregate principal amount of $57.0 million that would mature on August 6, 2019. The loan was secured by the common stock of Patriot Care Management and guaranteed by Guarantee Insurance Group and its wholly owned subsidiaries. Following our initial public offering (the “IPO”), we prepaid all outstanding borrowings under the UBS Credit Agreement, including accrued interest and applicable prepayment premium.

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

Borrowings under the PennantPark Loan Agreement were comprised of (i) an initial tranche in an aggregate principal amount of approximately $37.8 million and (ii) an additional tranche in an aggregate principal amount of approximately $30.8 million of new borrowings. Our borrowings under the PennantPark Loan Agreement were funded at a price equal to 97.5% of the par value thereof and bore interest equal to the sum of (i) the greater of 1.0% or LIBOR and (ii) 11.50%. The weighted average interest rate under the PennantPark Loan Agreement for the year ended December 31, 2014 was 12.5%.

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

8.	Capital Lease Obligations

Equipment subject to capital lease is comprised of capitalized policy and claims administration software development costs and related computer equipment. Monthly payments on the capital lease, which expires on December 3, 2016, were approximately $206,000 as of June 30, 2015. Payments may be adjusted in connection with a change in the interest rate swap rate quoted in the Bloomberg Swap Rate Report. The Company’s obligations for future payments on the capital lease as of June 30, 2015, based on the interest rate swap rate in effect on that date, are as follows:

In thousands	Principal	Interest	Total
Payments on Capital Lease
2015	$1,177	$59	$1,236
2016	2,422	50	2,472
Total	$3,599	$109	$3,708

9.	Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include detachable common stock warrants and stock-based awards of restricted shares and stock options.

The components of basic and diluted EPS are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands (except earnings per share)	2015	2014	2015	2014
Basic net earnings (loss) per share
Net income (loss) available to common shareholders	$1,020	$(5,597)	$(3,796)	$(4,095)
Weighted average number of common shares outstanding	26,390	14,288	25,601	14,288
Basic net earnings (loss) per share	$0.04	$(0.39)	$(0.15)	$(0.29)
Diluted net earnings (loss) per share
Net earnings (loss) attributable to diluted shares	$1,020	$(5,597)	$(3,796)	$(4,095)
Weighted average number of common shares outstanding	26,390	14,288	25,601	14,288
Dilutive effect of warrants, options, and restricted shares using the treasury stock method	403	-	-	-
Weighted average number of common and common equivalent shares outstanding	26,793	14,288	25,601	14,288
Diluted net earnings (loss) per share	$0.04	$(0.39)	$(0.15)	$(0.29)

For the three months ended June 30, 2015, potential weighted average outstanding shares from restricted stock and stock option awards of 369,313 were anti-dilutive, and therefore not included in diluted earnings (loss) per share.  Due to the net loss of $3.8 million reported for the six months ended June 30, 2015, weighted average outstanding detachable common stock warrants of 117,865 and restricted shares and stock options of 199,981 were not dilutive.  As a result, basic and diluted earnings per share both reflect a net loss of $0.15 per share for the six months then ended.

10.	Stock-Based Compensation

Omnibus Incentive Plan

On January 15, 2015, the Board of Directors approved the Patriot National 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), subject to and with effect upon approval of such plan by the stockholders of the Company.

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

Stock Options

In the six months ended June 30, 2015, we issued stock options as incentive compensation for officers and certain key employees. The exercise price of each stock option is the closing market price of our common stock on the date of grant. The options will vest in three equal annual installments on the first, second and third anniversaries of grant and expire 10 years after the grant date. The fair values of these stock options were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

Six Months Ended June 30,
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

For the six months ended June 30, 2015, we awarded 1,277,863 options with an estimated fair value of $3.9 million. Option activity for the six months ended June 30, 2015 was as follows:

In thousands, except weighted-average price and remaining contractual term	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	—	$—
Options granted	1,278	$14.34
Options exercised	—	$—
Options cancelled or forfeited	(48)	$14.00
Options outstanding at June 30, 2015	1,230	$14.34	9.6	$2,140
Options expected to vest at June 30, 2015	1,230	$14.34	9.6	$2,140
Options exercisable at June 30, 2015	—	$—	9.6	$—

As of June 30, 2015, we recognized $0.7 million of stock compensation expense associated with these options, and there was $3.2 million of total unrecognized stock compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Awards

In the six months ended June 30, 2015, we issued 842,737 restricted shares as incentive compensation for officers, directors, and certain key employees. Subsequent to issuance, 22,059 restricted shares were forfeited, leaving 820,678 remaining restricted shares outstanding as of June 30, 2015. Of these remaining shares, 17,752 were fully vested but not settled as of June 30, 2015, due to the initial 180 day-black out period subsequent to the IPO. The fair value of outstanding restricted shares at grant date was $11.6 million. The intrinsic value of these awards as of June 30, 2015 was $1.6 million. Grants of restricted shares for the six months ended June 30, 2015 were as follows:

In thousands, except weighted-average fair value price	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted shares outstanding at December 31, 2014	—	$—
Restricted shares granted	843	$14.12
Restricted shares vested	(18)	$14.00
Restricted shares forfeited	(22)	$14.00
Unvested restricted shares outstanding as of June 30, 2015	803	$14.13

As of June 30, 2015, we recognized $5.1 million of stock compensation expense associated with these restricted shares, and there was $6.5 million of total unrecognized stock compensation cost related to unvested restricted stock to be recognized over a weighted average period of 2.5 years.

Restricted Stock Units

During the six months ended June 30, 2015, we issued 117,735 restricted stock units.  Of those issued, 6,815 were subsequently forfeited, resulting in 110,920 restricted stock units outstanding as of June 30, 2015. The fair value of the outstanding restricted stock units at grant date was $1.6 million. The intrinsic value of these awards at June 30, 2015 was $0.2 million.  During the six months ended June 30, 2015, we recognized $0.4 million of stock compensation expense associated with these restricted stock units.  The weighted average remaining contractual lives of these awards are 2.5 years with a weighted average award value of $14.00.

11.	Fair Value Measurement of Financial Assets and Liabilities

With respect to the Company’s financial assets and liabilities, which include short term investments, notes payable, capital lease obligation, earnout obligations of acquisitions and warrant redemption liability, the Company has adopted current accounting guidance which establishes the authoritative definition of fair value, establishes a framework for measuring fair value, creates a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. This guidance defines fair value as the price that would be paid to transfer the warrant redemption liability in an orderly transaction between market participants at the measurement date.  As required under current accounting guidance, the Company has identified and disclosed its financial assets and liabilities in a fair value hierarchy, which consists of the following three levels:

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

The Company’s equity and fixed income security investments for which carrying values were equal to fair values, classified by level within the fair value hierarchy, were as follows as of June 30, 2015:

	Fair Value Measurement, Using
June 30, 2015 (in thousands)	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common and preferred stocks	$395	$—	$—	$395
Corporate notes and bonds	—	2,898	—	2,898
Total	$395	$2,898	$—	$3,293

There were no equity and fixed income security investments as of December 31, 2014.

The Company’s notes payable, capital lease obligation, earnout obligations of acquisitions and warrant redemption liability, for which carrying values were equal to fair values, classified by level within the fair value hierarchy, were as follows as of June 30, 2015 and December 31, 2014:

	Fair Value Measurement, Using
June 30, 2015 (in thousands)	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Notes payable	$—	$—	$59,250	$59,250
Capital lease obligation	—	—	3,599	3,599
Earnout payable on acquisitions	—	—	7,495	7,495
Payable to Seller on Trigen acquisition	—	—	4,822	4,822
Warrant redemption liability	—	—	—	—
Total	$—	$—	$75,166	$75,166

	Fair Value Measurement, Using
December 31, 2014 (in thousands)	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Notes payable	$—	$—	$110,821	$110,821
Capital lease obligation	—	—	4,770	4,770
Warrant redemption liability	—	—	12,879	12,879
Total	$—	$—	$128,470	$128,470

The following is a reconciliation of the fair value of the Company’s financial liabilities that were measured using significant unobservable (Level 3) inputs:

Six Months Ended June 30, 2015 (in thousands)	Notes Payable	Capital Lease Obligation	Earnout Payable	Payble to Seller	Warrant Redemption Liability
Fair value, January 1, 2015	$110,821	$4,770	$—	$—	$12,879
Repayment of notes payable	(119,573)	—	—	—	—
Amortization of warrant and original issue discount on notes payable	8,752	—	—	—	—
Proceeds from issuance of Term Loan A	40,000	—	—	—	—
Proceeds from issuance of Incremental Term Loan B	10,000	—	—	—	—
Proceeds from issuance of Incremental Term Loan C	10,000	—	—	—	—
Repayment of Term Loans	(750)	—	—	—	—
Payments under capital lease	—	(1,171)	—	—	—
Record present value earnout payable on acquisitions	—	—	7,495	—	—
Record payable to seller on Trigen acquisition	—	—	—	4,822	—
Exercise of warrants	—	—	—	—	(9,995)
Decrease in fair value of common stock and warrant redemption liability	—	—	—	—	(1,385)
Contribute remaining liability balance due to equity warrants	—	—	—	—	(1,499)
Fair Value, June 30, 2015	$59,250	$3,599	$7,495	$4,822	$—

12. Related Party Transactions

Fee income from related party represents fee income earned from Guarantee Insurance Company (“Guarantee Insurance”), a related party. Fee income from Guarantee Insurance for claims administration services is based on the net portion of claims expense retained by Guarantee Insurance pursuant to quota share reinsurance agreements between Guarantee Insurance, the third party insurance company customers of Patriot Underwriters, Inc. and the segregated portfolio cell reinsurers that assume business written by

Guarantee Insurance. Certain fee income from third-party segregated portfolio cell reinsurers is remitted to the Company by Guarantee Insurance on behalf of the segregated portfolio cell reinsurers. Fee income from Guarantee Insurance for brokerage, underwriting and policyholder services represents fees for soliciting applications for workers’ compensation insurance for Guarantee Insurance, based on a percentage of premiums written or other amounts negotiated by the parties.

For the six months ended June 30, 2014, the allocation of marketing, underwriting and policy issuance costs from related party in the accompanying combined statements of operations represents costs reimbursed to Guarantee Insurance Group for salaries and other costs incurred by Guarantee Insurance Group to provide its policyholder services. Management fees paid to related party for administrative support services in the accompanying combined statements of operations represent amounts paid to Guarantee Insurance Group for management oversight, legal, accounting, human resources and technology support services. Effective August 6, 2014, the management services agreement pursuant to which these fees were payable was terminated, and all costs associated with our operations began to be incurred directly by us. Accordingly, beginning August 6, 2014, such expenses, rather than being reflected in this item, are recorded in the line items to which they relate, which are primarily “salaries and salary related expenses,” “outsourced services” and “other operating expenses.”

As of June 30, 2015, we had a net payable to related parties of $20,000 due to entities controlled by Mr. Mariano, our founder, Chairman, President and Chief Executive Officer.

On April 17, 2015, the Company acquired Vikaran Solutions, LLC (“Vikaran”).  Prior to acquisition, Mr. Mariano held a non-controlling, 45% interest in Vikaran.  Upon closing, Mr. Mariano received proceeds of $3.8 million from the sale of Vikaran to Patriot National.

13.	Concentration

For the three months ended June 30, 2015, approximately 70% of total combined fee income and fee income from related party was attributable to contracts with Guarantee Insurance, the Company’s largest customer and a related party, and approximately 9% was attributable to contracts with the Company’s second largest customer. For the three months ended June 30, 2014, approximately 58% of total combined fee income and fee income from related revenues was attributable to contracts with Guarantee Insurance, and approximately 36% and 6% were attributable to contracts with the Company’s second and third largest customers, respectively.

For the six months ended June 30, 2015, approximately 76% of total combined fee income and fee income from related party was attributable to contracts with Guarantee Insurance and approximately 9% was attributable to contracts with the Company’s second largest customer. For the six months ended June 30, 2014, approximately 57% of total combined fee income and fee income from related revenues was attributable to contracts with Guarantee Insurance, and approximately 34% and 6% were attributable to contracts with the Company’s second and third largest customers, respectively.

As of June 30, 2015, approximately 67% of combined fee income receivable and fee income receivable from related party was attributable to contracts with Guarantee Insurance and approximately 3% and 1% of combined fee income receivable and fee income receivable from related party were attributable to contracts with the Company’s second and third largest customers, respectively. As of December 31, 2014, approximately 86% of combined fee income receivable and fee income receivable from related party was attributable to contracts with Guarantee Insurance and approximately 8% and 2% of combined fee income receivable and fee income receivable from related party were attributable to contracts with the Company’s second and third largest customers, respectively.

Because fee income from related party for claims administration services is based on the net portion of claims expense retained by Guarantee Insurance, the Company’s revenues attributable to contracts with Guarantee Insurance do not necessarily represent fee income from related party.

14.	Commitments and Contingencies

Contractual Obligations and Commitments

In connection with the Senior Secured Credit Facility as described in Note 7, Notes Payable and Lines of Credit, the common stock of the Company and the common stock or units of each of the Company’s wholly and majority owned subsidiaries were pledged as collateral.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

15.	Warrant Redemption Liability

There was no warrant redemption liability as of June 30, 2015.  Concurrent with our IPO and repayment of the PennantPark Debt on January 22, 2015, the PennantPark Entities exercised 965,700 of their 1,110,555 detachable common stock warrants for common stock at an exercise price of $2.67 per share. The PennantPark Entities waived their put right on the remaining 144,855 detachable common stock warrants.  By eliminating the put right, the PennantPark Entities cannot require the Company to redeem the remaining detachable common stock warrants for cash, thereby eliminating the warrant redemption liability previously required. The remaining 144,855 detachable common stock warrants can be used to purchase shares of the Company’s common stock at an exercise price of $2.67 per share and expire on November 27, 2023.

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

On August 6, 2014, in connection with the additional tranche described in Note 7, Notes Payable and Lines of Credit, the Company issued 484,260 detachable common stock warrants to the PennantPark Entities to purchase shares of the Company’s common stock at an exercise price of $2.67 per share. The warrants expire on November 27, 2023. Prior to the exercise and removal of the put right, at the fifth anniversary date of the warrants and any time after the eighth anniversary date of the warrants, the warrant holders could have required the Company to redeem the warrants for cash, in an amount equal to the estimated fair value of the warrants, as determined by an independent appraisal, less the total exercise price of the redeemed warrants. The value of the warrants was recorded as a discount on the loan and a warrant liability on August 6, 2014. The discount on the loan was amortized as interest expense over the term of the loan. The Company attributed a value to these warrants of approximately $5.6 million as of December 31, 2014.

16.	Income Taxes

The Company uses an estimated annual effective tax rate method of computing its interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rates. In these cases, the actual tax expense or benefit applicable to that item is treated discretely and is reported in the same period as the related item. For the six-month period ended June 30, 2015, the tax effects of warrants were treated as a discrete item.

The effective tax rate is based on forecasted annual pre-tax income, permanent differences and statutory tax rates. For the six months ended June 30, 2015, the effective income tax rate was 37.9%. The main drivers of the difference in the effective tax rate from the statutory rate are warrants, success based fees, and meals and entertainment.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax in multiple states with heavy concentration in Florida, California, and Pennsylvania. The net deferred tax asset as of June 30, 2015 was $9.8 million before valuation allowance. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence in concluding that a full valuation allowance was necessary against its net deferred tax assets at June 30, 2015.

At June 30, 2015 and December 31, 2014, the Company had no unrecognized tax benefits and no amounts recorded for uncertain tax positions.

17.Subsequent Events

On July 9, 2015, Patriot Risk Services, Inc. (“PRS”), a wholly owned subsidiary of Patriot National, entered into a stock purchase agreement with CWIBenefits, Inc., a Delaware corporation (“CWI”), and the shareholders of CWI, pursuant to which PRS acquired all of the outstanding equity of CWI for a maximum of $7.4 million. Pursuant to the purchase agreement, PRS paid CWI $2.8 million in cash at closing. CWI will also be entitled to an earn-out payment of up to $4.7 million approximately six months after closing, subject to reduction on a pro-rata basis if EBITDA does not meet certain targets. Neither Patriot National nor the Company assumed any material liabilities under the Purchase Agreement.

On July 20, 2015 the Company entered into a membership interest purchase agreement with Global HR Research LLC, a Florida limited liability company (“Global HR”), In Touch Holdings LLC, a Florida limited liability company (“ITH”), the members of Global HR, and Brandon G. Phillips as the sellers’ representative, pursuant to which, subject to the satisfaction or waiver of certain conditions, the Company will acquire all of the outstanding membership interests of Global HR. The Global HR transaction is expected to close on the later of (i) three business days following the satisfaction of certain customary closing conditions and (ii) August 25, 2015. One of the Company’s independent directors, Austin J. Shanfelter, indirectly controls Global HR. Mr. Shanfelter owns 84% of the equity interests in ITH, which owns 75.5% of the equity interests of Global HR. The purchase price for the transaction is (i) $24.0 million in cash and (ii) 1,062,574 shares of common stock of the Company, subject to adjustment based on the estimated net working capital of Global HR on the closing date. The number of shares of common stock of the Company to be issued was determined by dividing $18.0 million by the closing stock price of the Company’s common stock on July 20, 2015, the signing date. If the revenues for Global HR for its fiscal year 2016 are less than $12.8 million, then ITH will forfeit and return 10% of its stock consideration to the Company.

Bank of Montreal has informed the Company that it is in receipt of commitment letters to increase the term loan portion of the Company’s Senior Secured Credit Facility by $50.0 million. The proceeds of this additional term loan financing would be available concurrent with the closing of the Global HR transaction.

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

Recent Events

On July 9, 2015, Patriot Risk Services, Inc. (“PRS”), a wholly owned subsidiary of Patriot National, entered into a stock purchase agreement with CWIBenefits, Inc., a Delaware corporation (“CWI”), and the shareholders of CWI, pursuant to which PRS acquired all of the outstanding equity of CWI for a maximum of $7.4 million. Pursuant to the purchase agreement, PRS paid CWI $2.8 million in cash at closing. CWI will also be entitled to an earn-out payment of up to $4.7 million approximately six months after closing, subject to reduction on a pro-rata basis if EBITDA does not meet certain targets. Neither Patriot National nor the Company assumed any material liabilities under the Purchase Agreement.

On July 20, 2015 the Company entered into a membership interest purchase agreement with Global HR Research LLC, a Florida limited liability company (“Global HR”), In Touch Holdings LLC, a Florida limited liability company (“ITH”), the members of Global HR, and Brandon G. Phillips as the sellers’ representative, pursuant to which, subject to the satisfaction or waiver of certain conditions, the Company will acquire all of the outstanding membership interests of Global HR. The Global HR transaction is expected to close on the later of (i) three business days following the satisfaction of certain customary closing conditions and

(ii) August 25, 2015. One of the Company’s independent directors, Austin J. Shanfelter, indirectly controls Global HR. Mr. Shanfelter owns 84% of the equity interests in ITH, which owns 75.5% of the equity interests of Global HR. The purchase price for the transaction is (i) $24.0 million in cash and (ii) 1,062,574 shares of common stock of the Company, subject to adjustment based on the estimated net working capital of Global HR on the closing date. The number of shares of common stock of the Company to be issued was determined by dividing $18.0 million by the closing stock price of the Company’s common stock on July 20, 2015, the signing date. If the revenues for Global HR for its fiscal year 2016 are less than $12.8 million, then ITH will forfeit and return 10% of its stock consideration to the Company.

Bank of Montreal has informed the Company that it is in receipt of commitment letters to increase the Term Loan portion of the Company’s Senior Secured Credit Facility by $50.0 million. The proceeds of this additional term loan financing would be available concurrent with the closing of the Global HR transaction.

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

•

Reference premium written: reference premium written refers to the earned aggregate premium, grossed up for large deductible credits, written by or for our insurance carrier partners in respect of the policies we produce and service on their behalf. For Guarantee Insurance, which records written premium on the effective date of the policy based on the estimated total premium for the term of the policy, reference written premium is equal to written premium based on the estimated total premium for the term of the policy, earned as of the effective date of the policy, grossed up for large deductible credits. Subsequent adjustments to the estimated total premium for the term of the policy are reflected as adjustments to reference written premium when the adjustments become known. For our third party insurance carrier clients, for whom record written premium as premium is collected, reference written premium is equal to collected premium, grossed up for large deductible credits. We evaluate our business (in respect of revenue both from brokerage and policyholder services and from claims administrative services) both in respect of the overall revenue generated by reference premium written, and the margin on such revenue. With respect to our brokerage and policyholder services, changes in reference premium written generally correspond to changes in total revenues.

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

Reference Premium Written

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2015	2014	2015	2014
Gross Reference Premium Written	$102,100	$74,932	$221,622	$168,536
Reference Premium Written	$103,048	$82,609	$206,050	$182,096

Gross reference premium written for the three months ended June 30, 2015 was $102.1 million compared to $74.9 million for the three months ended June 30, 2014, an increase of $27.2 million. The increase was attributable to a $1.5 million increase in Guarantee Insurance gross reference premium written and the inception of new contracts with Scottsdale Insurance Company (“Scottsdale”), AIG and certain other insurance carrier clients, which generated $28.8 million for the three months of gross reference premium written. This increase was partially offset by a $3.2 million decrease in gross reference premium written on behalf of Zurich as a result of Zurich reducing its volumes in California, where business covered by our initial program with Zurich was solely written. In September 2014, we entered into a second program with Zurich that further expands coverage in multiple other states.

Gross reference premium written for the six months ended June 30, 2015 was $221.6 million compared to $168.5 million for the six months ended June 30, 2014, an increase of $53.1 million.  This increase was attributable to a $7.2 million increase in Guarantee Insurance gross premium written and the inception of new contracts with Scottsdale, AIG and certain other carrier clients, which generated $55.1 million of gross reference premium written. This increase was partially offset by a $9.2 million decrease in gross reference premium written on behalf of Zurich as a result of Zurich reducing its volumes in California, where business covered by our initial program with Zurich was solely written.

Reference premium written for the three months ended June 30, 2015 was $103.0 million compared to $82.6 million for the three months ended June 30, 2014, an increase of $20.4 million.  The increase was attributable to a $1.5 million increase in Guarantee Insurance reference premium written and the inception of new contracts with Scottsdale and certain other insurance carrier clients, which generated $26.7 million of  reference premium written. This increase was partially offset by a $7.8 million decrease in reference premium written on behalf of Zurich as a result of Zurich reducing its volumes in California, where business covered by our initial program with Zurich was solely written.

Reference premium for the six months ended June 30, 2015 was $206.1 million compared with $182.1 million for the six months ended June 30, 2014.  The increase of $24.0 million was attributable to $7.2 million in Guarantee Insurance reference premium written and the inception of new contracts with Scottsdale and certain other insurance carrier clients, which generated $32.3 million of reference premium written. This increase was partially offset by a $15.5 million decrease in reference premium written on behalf of Zurich as a result of Zurich reducing its volumes in California, where business covered by our initial program with Zurich was solely written.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure and is not in accordance with, or an alternative to, the GAAP information provided in this Quarterly Report on Form 10-Q. For further information regarding our use of non-GAAP financial measures and a reconciliation of Adjusted EBITDA to Net income (loss), see “—Reconciliations to Non-GAAP Key Performance Measures”.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2015	2014	2015	2014
Net income (loss)	$1,020	$(5,597)	$(3,796)	$(4,095)
Adjusted EBITDA	$11,381	$3,834	$22,209	$8,913

Adjusted EBITDA for the three months ended June 30, 2015 was $11.4 million compared to $3.8 million for the three months ended June 30, 2014, an increase of $7.5 million. The increase was attributable to a $31.9 million increase in total fee income and fee income from related party, partially offset by a $26.5 million increase in total expenses (excluding depreciation and amortization, changes in fair value of warrant liabilities, non-cash stock compensation, interest expense and income tax expense which are added back to net income to arrive at Adjusted EBITDA), all of which are discussed more fully below.

Adjusted EBITDA for the six months ended June 30, 2015 was $22.2 million compared to $8.9 million for the six months ended June 30, 2014, an increase of $13.3 million. The increase was attributable to a $59.3 million increase in total fee income and fee income from related party, partially offset by a $48.6 million increase in total expenses (excluding depreciation and amortization, changes in fair value of warrant liabilities, non-cash stock compensation and costs incurred for the extinguishment of debt, income tax expense and interest expense which are added back to net income to arrive at Adjusted EBITDA), all of which are discussed more fully below.

Operating Cash Flow

Operating cash flow is a non-GAAP financial measure and is not in accordance with, or an alternative to, the GAAP information provided in this Quarterly Report on Form 10-Q. For further information regarding our use of non-GAAP financial measures and a reconciliation of Operating cash flow to Net income (loss), see “—Reconciliations to Non-GAAP Key Performance Measures”.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2015	2014	2015	2014
Net income (loss)	$1,020	$(5,597)	$(3,796)	$(4,095)
Net cash provided by operating activities	$3,707	$4,395	$4,644	$7,102
Operating cash flow	$9,152	$2,063	$17,666	$4,757

Operating cash flow for the three months ended June 30, 2015 was $9.2 million compared to $2.1 million for the three months ended June 30, 2014, an increase of $7.1 million.  The increase was primarily attributable to the increase in cash earnings as reflected in the $7.5 million increase in Adjusted EBITDA.

For the six months ended June 30, 2015, operating cash flow was $17.7 million compared to $4.8 million for the six months ended June 30, 2014, an increase of $12.9 million. The increase was primarily attributable to the increase in cash earnings as reflected in the $13.3 million increase in Adjusted EBITDA.

Adjusted Earnings

Adjusted Earnings is a non-GAAP financial measure and is not in accordance with, or an alternative to, the GAAP information provided in this Quarterly Report on Form 10-Q. For further information regarding our use of non-GAAP financial measures and a reconciliation of Operating cash flow to Net income (loss), see “—Reconciliations to Non-GAAP Key Performance Measures”.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2015	2014	2015	2014
Net income (loss)	$1,020	$(5,597)	$(3,796)	$(4,095)
Adjusted earnings	$4,726	$(1,678)	$9,326	$(176)

Adjusted Earnings for the three months ended June 30, 2015 were $4.7 million as compared to a loss of $1.7 million for the three months ended June 30, 2014, an increase of $6.4 million.  The increase was primarily attributable to a $7.5 million increase in cash earnings as reflected in Adjusted EBITDA, partially offset by the income tax effect related to reconciling items in computing Adjusted Earnings.

For the six months ended June 30, 2015, Adjusted Earnings were $9.3 million compared to a loss of $0.2 million for the six months ended June 30, 2014, an increase of $9.5 million. The increase was primarily attributable to the increase in Adjusted EBITDA of $13.3 million, partially offset by the income tax effect related to reconciling items in computing Adjusted Earnings.

Results of Operations

The following table sets forth certain combined statement of operations data derived from our unaudited combined financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2015	2014	2015	2014
Combined Statement of Operations Data
Revenues
Fee income	$26,932	$9,181	$45,301	$22,266
Fee income from related party	20,456	6,272	45,079	8,786
Total fee income and fee income from related party	47,388	15,453	90,380	31,052
Net investment income	35	211	36	420
Net realized (losses) gains on investments	(91)	78	(91)	78
Total Revenues	47,332	15,742	90,325	31,550
Expenses
Salaries and related expenses	17,765	4,280	32,233	8,181
Commission expense	8,494	1,878	17,383	3,600
Management fees to related party for administrative support services	—	2,342	—	4,529
Outsourced services	2,792	747	5,254	1,405
Allocation of marketing, underwriting and policy issuance costs from related party	—	929	—	1,539
Other operating expenses	6,954	1,633	13,285	3,263
Acquisition costs	2,315	—	2,919	—
Interest expense	546	1,278	1,719	2,591
Depreciation and amortization	3,392	1,041	5,695	2,047
Amortization of loan discounts and loan costs	59	324	144	645
Stock compensation expense	3,670	—	6,205	—
Increase (Decrease) in fair value of warrant redemption liability	—	6,503	(1,385)	6,503
Costs from debt payoff	—	—	13,681	—
Total Expenses	45,987	20,955	97,133	34,303
Net Income (Loss) before income tax (benefit) expense	1,345	(5,213)	(6,808)	(2,753)
Income tax expense (benefit)	288	363	(3,064)	1,300
Net Income (Loss) Including Non-Controlling Interest in Subsidiary	1,057	(5,576)	(3,744)	(4,053)
Net Income attributable to Non-controlling interest in subsidiary	37	21	52	42
Net Income (Loss)	$1,020	$(5,597)	$(3,796)	$(4,095)

Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014

Revenues:

Total Fee Income and Fee Income from Related Party. Total fee income and fee income from related party for the three months ended June 30, 2015 was $47.4 million compared to $15.5 million for the three months ended June 30, 2014, an increase of $31.9 million or approximately 206%. The increase in fee income and fee income from related party was primarily related to increases in the volume of business we managed as a result of transactions that occurred in August of 2014 and from acquisitions completed in the first two quarters of 2015.

Total fee income and fee income from related party for the six months ended June 30, 2015 was $90.4 million compared with $31.1 million for the same period in 2014, an increase of $59.3 million or 191%.  The increase in fee income and fee income from related party was primarily related to increases in the volume of business we managed as a result of transactions that occurred in August of 2014 and from acquisitions completed in the first two quarters of 2015.

For the three and six months ended June 30, 2015, approximately 70% and 76%, respectively, of our total fee income and fee income from related party was attributable to our contracts with Guarantee Insurance, a related party, and approximately 9% of our total fee income and fee income from related party was attributable to contracts with our second largest client for both the three and six months ended June 30, 2015.

For the three and six months ended June 30, 2014, approximately 58% and 57%, respectively, of our total fee income and fee income from related party was attributable to our contracts with Guarantee Insurance, and approximately 36% and 34%, respectively, of our total fee income and fee income from related party were attributable to our contracts with our second largest client.

Fee Income. Fee income, which represents fee income from non-related parties, for the three months ended June 30, 2015 was $26.9 million compared to $9.2 million for the three months ended June 30, 2014, an increase of $17.7 million.  For the six months ended June 30, 2015, fee income was $45.3 million compared to $22.3 million for the six months ended June 30, 2014, an increase of $23.0 million.

Our prices by customer for our brokerage and policyholder services and claims administration services were unchanged for the six-month period ended June 30, 2015 relative to the six-month period ended June 30, 2014, and, accordingly, the net increase in fee income was solely related to changes in the volume of business we managed.

Fee Income from Related Party. Fee income from related party for the three months ended June 30, 2015 was $20.5 million compared to $6.3 million for the three months ended June 30, 2014, an increase of $14.2 million. For the six months ended June 30, 2015, fee income from related party was $45.1 million compared to $8.8 million for the six months ended June 30, 2014, an increase of $36.3 million.

Our prices by customer for our brokerage and policyholder services and claims administration services were unchanged for the six-month period ended June 30, 2015 relative to the six-month period ended June 30, 2014, and, accordingly, the net increase in fee income was solely related to changes in the volume of business we managed.

“Fee income from related party” represents a portion of fee income earned from Guarantee Insurance, a related party as described in Note 12, Related Party Transactions. Fee income from Guarantee Insurance for claims administration services is based on the net portion of claims expense retained by Guarantee Insurance pursuant to quota share reinsurance agreements between Guarantee Insurance, PUI’s third party insurance company customers and the segregated portfolio cell reinsurers that assume business written by Guarantee Insurance. Certain fee income from third-party segregated portfolio cell reinsurers is remitted to the Company by Guarantee Insurance on behalf of the segregated portfolio cell reinsurers. Fee income from Guarantee Insurance for brokerage, underwriting and policyholder services represents fees for soliciting applications for workers’ compensation insurance for Guarantee Insurance, based on a percentage of premiums written or other amounts negotiated by the parties.

Because fee income from related party for claims administration services is based on the net portion of claims expense retained by Guarantee Insurance, as described in Note 13, Concentration, the Company’s revenues attributable to contracts with Guarantee Insurance do not necessarily represent fee income from related party.

Net Investment Income. Net investment income was $35,000 for the three months ended June 30, 2015 compared to $211,000 for the three months ended June 30, 2014, a decrease of $176,000.  For the six months ended June 30, 2015, net investment income was $36,000 compared with $420,000 for the six months ended June 30, 2014. Net investment income for the three- and six-month periods ended June 30, 2014 was principally attributable to a surplus note from prior years.

Expenses:

Salaries and Related Expenses. Salaries and related expenses for the three months ended June 30, 2015 were $17.8 million compared to $4.3 million for the three months ended June 30, 2014, an increase of $13.5 million.

Salaries and related expenses for the six months ended June 30, 2015 were $32.2 million compared to $8.2 million for the six months ended June 30, 2014, an increase of $24.0 million.

This increase was principally due to additional salary and salary related costs, beginning August 6, 2014 (as discussed elsewhere in this Quarterly Report on Form 10-Q), as a result of directly incurring salary and salary related costs associated with our brokerage and policyholder services and administrative support services, including executive management, information technology, accounting, human resources and legal services. Prior to August 6, 2014, we received an allocation for such brokerage and policyholder services costs from Guarantee Insurance Group as described below under “—Allocation of Marketing, Underwriting and Policy Issuance Costs from Related Party” below, and a portion of such administrative support services costs was incurred in the form of a management fee paid to Guarantee Insurance Group as described under “—Management Fees to Related Party for Administrative Support Services” below. Salary and salary related costs further increased in the period since August 6, 2014 as a result of the new agreement we entered into with Guarantee Insurance to provide all of our brokerage and policyholder services to Guarantee Insurance. In addition, the increase was in part due to an increase in the volume of business we manage.

Commission Expense. Commission expense for the three months ended June 30, 2015 was $8.5 million compared to $1.9 million for the three months ended June 30, 2014, an increase of $6.6 million. For the six months ended June 30, 2015, commission expense was $17.4 million compared to $3.6 million for the six months ended June 30, 2014, an increase of $13.8 million. This increase was a direct result of the increased fee income and fee income from related party recognized as a result of the increased volume in business we manage.

Management Fees to Related Party for Administrative Support Services. There were no management fees to related party for administrative support services for the three and six months ended June 30, 2015 compared to $2.3 million and $4.5 million, respectively, for the three and six months ended June 30, 2014. Effective August 6, 2014, these support services expenses became incurred directly by us, and from that date forward we no longer pay management fees to Guarantee Insurance Group. Accordingly, beginning August 6, 2014, such expenses, rather than being reflected in this item, are recorded in the line items to which they relate, which are primarily “salaries and related expenses,” “outsourced services” and “other operating expenses.”

Outsourced Services. Outsourced services for the three months ended June 30, 2015 were $2.8 million compared to $0.7 million for the three months ended June 30, 2014, an increase of $2.1 million or approximately 300%. For the six months ended June 30, 2015 outsourced services were $5.3 million compared to $1.4 million for the six months ended June 30, 2014, an increase of $3.8 million or approximately 271%. This increase was principally due to the acquisition of Patriot Care Management, effective August 6, 2014.

Allocation of Marketing, Underwriting and Policy Issuance Costs from Related Party. There was no allocation of marketing, underwriting and policy issuance costs from Guarantee Insurance Group, a related party, for the three and six months ended June 30, 2015 compared to $0.9 million and $1.5 million for the three and six months ended June 30, 2014, respectively. Effective August 6, 2014, such costs became incurred directly by us, and from that date forward, Guarantee Insurance Group is no longer allocating these costs to us. Accordingly, beginning August 6, 2014, such expenses, rather than being reflected in this item, are recorded in the line items to which they relate.

Other Operating Expenses. Other operating expenses for the three months ended June 30, 2015 were $7.0 million compared to $1.6 million for the three months ended June 30, 2014, an increase of $5.4 million or approximately 338%.  For the six months ended June  30, 2015, other operating expenses were $13.3 million compared with $3.3 million for the six months ended June 30, 2014. The increase of other operating expense corresponds to the direct costs incurred as a result of eliminating management fees and expense allocations from Guarantee Insurance and from increased volume in business we manage.

Acquisition Costs. For the three and six months ended June 30, 2015, we incurred $2.3 million and $2.9 million of acquisition costs, respectively. These costs were predominantly comprised of salary expense, salary related costs and other fees.

Interest Expense. Interest expense for the three months ended June 30, 2015 was $0.5 million compared to $1.3 million for the three months ended June 30, 2014, a decrease of $0.8 million. Interest expense for the six months ended June 30, 2015, was $1.7 million compared to $2.6 million for the six months ended June 30, 2014, a decrease of $0.9 million.  The interest expense for the six months ended June 30, 2015 was comprised of $0.9 million of interest accrued for the PennantPark Debt and the UBS Debt prior to repayment on January 22, 2015 and $0.8 million on the Senior Secured Credit Facility from January 22, 2015 until June 30, 2015. Interest expense for the six months ended June 30, 2014 was comprised of interest on the PennantPark Debt then outstanding. The decrease in interest expense was a result of the refinancing of our debt with more favorable terms.

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2015 was $3.4 million compared to $1.0 million for the three months ended June 30, 2014, an increase of $2.4 million. For the six months ended June 30, 2015 and 2014, depreciation and amortization was $5.7 million and $2.0 million, respectively, representing a period over period increase of $3.7 million. The increase was attributable mainly to the increased intangible asset amortization associated with our acquisitions.

Amortization of Loan Discounts and Loan Costs. Amortization of loan discounts and loan costs was $0.1 million for the three months ended June 30, 2015, compared to $0.3 million for the three months ended June 30, 2014, a decrease of $0.2 million. For the six-month periods ended June 30, 2015 and 2014, amortization of loan discounts and loan costs was $0.1 million and $0.6 million, respectively. The decrease was attributable to the write-off of loan discounts and deferred loan costs upon repayment of the PennantPark Debt and UBS Debt on January 22, 2015.

Stock Compensation Expense. The Company recognized $3.7 million of stock compensation expense during the three months ended June 30, 2015 and $6.2 million of stock compensation expense for the six months ended June 30, 2015.  Stock compensation expense is related to restricted stock and stock option awards. See Note 10, Stock-Based Compensation, for further detail related to these awards and the recognized expense.

Decrease (Increase) in Fair Value of Warrant Redemption Liability. The decrease in fair value of warrant redemption liability was $1.4 million for the six months ended June 30, 2015 which reflects the change in fair value from estimated valuation on December 31, 2014 to the exercise of the detachable common stock warrants on January 22, 2015. The increase to the fair value of the warrant redemption liability for the six months ended June 30, 2014 was $6.5 million. Additionally, there was no remaining warrant redemption liability as of June 30, 2015, and no future fair value adjustments are required.

Cost from Debt Payoff. The Company recognized expenses for “make-whole” payments upon repayment of the PennantPark Debt and UBS Debt on January 22, 2015. These expenses were comprised of $3.8 million to the PennantPark Entities and $0.6 million to UBS.  Additionally, the Company recognized expenses for the write-off of existing deferred financing of $6.3 million and original issue discounts of $3.1 million associated with the PennantPark Debt and UBS Debt upon repayment on January 22, 2015.  Due to the non-recurring nature of these expenses, they are presented separately from interest expense and amortization expense, respectively, in our combined results for the six months ended June 30, 2015. Total cost from debt payoff was $13.7 million for the six months ended June 30, 2015.

Income Tax Expense. Income tax expense was $0.3 million for the three months ended June 30, 2015 compared to income tax expense of $0.4 million for the three months ended June 30, 2014, a decrease in income tax expense of $0.1 million. For the six months ended June 30, 2015 we had an income tax benefit of $3.1 million compared to a $1.3 million income tax expense for the six months ended June 30, 2014. For both the three and six months ended June 30, 2015, the effective income tax rates were approximately 42% and 38%, respectively.  The effective tax rate is based on forecasted annual pre-tax income, permanent differences and statutory tax rates.  The main difference in the effective tax rate from the statutory rate is warrants, success based fees, and meals and entertainment.

Net Income:

As a result of the factors described above, net income increased by $6.6 million to $1.0 million for the three months ended June 30, 2015 as compared to a net loss of $5.6 million for the three months ended June 30, 2014.  For the six months ended June 30, 2015, there was a $3.8 million net loss compared to a $4.1 million net loss for the six months ended June 30, 2014, a decrease of $0.3 million.

Seasonality

Although our revenue and operating results associated with our claims administration services are generally not subject to seasonality, our revenue and operating results associated with our brokerage and policyholder services are generally subject to seasonal variations as a result of the distribution of renewal dates of existing policies throughout the year, with slightly more renewals occurring in the first and third calendar quarter based on the current distribution of such dates.

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

We believe that our cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the foreseeable future. As of June 30, 2015, our unrestricted cash and cash equivalents were $9.9 million. In addition, as of June 30, 2015, we had $3.3 million of equity and fixed income security investments and $15.1 million of restricted cash, which are funds we receive from our insurance carrier clients and are earmarked exclusively for payments of claims on behalf of such clients. We cannot use restricted cash for other purposes.

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

Cash Flows

The following table summarizes our cash flow activities for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2015	2014	2015	2014
Cash flow activities:
Net Cash Provided by Operating Activities	$3,707	$4,395	$4,644	$7,102
Net Cash Used in Investment Activities	(44,713)	(459)	(57,677)	(1,072)
Net Cash Provided by (Used in) Financing Activities	39,594	(2,221)	58,675	(4,321)

 Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2015 was $4.6 million compared to $7.1 million for the six months ended June 30, 2014, a decrease of $2.5 million. This decrease was largely attributable to $11.6 million of income tax payments made in 2015 related to the 2014 tax year.  This decrease was partially offset by an increase in cash earnings as reflected in the earlier discussion of Adjusted EBITDA, net of working capital fluctuations.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 was $57.7 million compared to $1.1 million for the six months ended June 30, 2014, an increase of $56.6 million. This increase was attributable to an increase in restricted cash of $4.0 million, the purchase of fixed assets and other intangible assets of $2.8 million, purchase of equity securities of $3.6 million which was partially offset by the sale of equity securities of $0.3 million, and funding for acquisitions of $47.5 million, net of $2.2 million of cash acquired.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 was $58.7 million compared to net cash used in financing activities of $4.3 million for the six months ended June 30, 2014, an increase of $63.0 million. This increase was attributable to the proceeds from the IPO and our new debt structure less the repayment of previous debt and capital lease payments.

Capital Expenditures

For the six months ended June 30, 2015, we made capital expenditures of $2.8 million primarily attributable to capitalized software development. For the six months ended June 30, 2014, we made capital expenditures of $0.3 million.

Indebtedness

As of June 30, 2015, we had a total of $59.3 million of term loan debt outstanding under our Senior Secured Credit Facility, $25.6 million outstanding under our revolving credit facility, and $3.7 million of capital leases outstanding.

Senior Secured Credit Facility

On January 22, 2015, we entered into a credit agreement which provides for a $40.0 million revolving credit facility and a $40.0 million term loan facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility has a maturity of five years, and borrowings thereunder bear interest, at our option, at LIBOR plus a margin ranging from 250 basis points to 325 basis points or at base rate plus a margin ranging from 150 basis points to 225 basis points. Margins on all loans and fees will be increased by 2% per annum during the existence of an event of default. The revolving credit facility includes borrowing capacity available for letters of credit and borrowings on same-day notice, referred to as swing line loans. At any time prior to maturity, we have the right to increase the size of the revolving credit facility or the term loan facility by an aggregate amount of up to $20.0 million, but in minimum increments of $5.0 million. As of June 30, 2015, we increased the term loan facility by $20.0 million through two $10.0 million incremental term loans.

As of June 30, 2015, the outstanding balance under the $40 million revolving credit facility was $25.6 million. Accordingly, the Company had $14.4 million available to borrow under the revolving credit facility.

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

In addition, all obligations under the Senior Secured Credit Facility are guaranteed by all of our existing and future subsidiaries, other than foreign subsidiaries to the extent the assets of such foreign subsidiaries do not exceed 5% of our and our subsidiaries’ total assets on a combined basis, and secured by a first-priority perfected security interest in substantially all of our and our guaranteeing subsidiaries’ tangible and intangible assets, whether now owned or hereafter acquired, including a pledge of 100% of the stock of each guarantor.

The Senior Secured Credit Facility contains certain covenants that, among other things and subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to engage in certain business and financing activities and that require us to maintain certain financial covenants, including requirements to maintain (i) a maximum total leverage ratio of total outstanding debt to adjusted EBITDA for the most recently ended four fiscal quarters of no more than 300% and (ii) a minimum fixed charge coverage ratio of adjusted EBITDA to the sum of cash interest expense (which amount shall be calculated on an annualized basis for the three-, six- and nine-month periods ended March 31, 2015, June 30, 2015 and September 30, 2015) plus income tax expense (or less any income tax benefits) plus capital expenditures plus dividends, share repurchases and other restricted payments plus regularly scheduled principal payments of debt for the same period of a least 150% for the most recently-ended four quarters. The Senior Secured Credit Facility allows us to pay dividends in an amount up to 50% of our net income if certain other financial conditions are met.

The Senior Secured Credit Facility contains other restrictive covenants, including those regarding: indebtedness (including capital leases) and guarantees; liens; operating leases; investments and acquisitions; loans and advances; mergers, consolidations and other fundamental changes; sales of assets; transactions with affiliates; no material changes in nature of business; dividends and distributions, stock repurchases, and other restricted payments; change in name, jurisdiction of organization or fiscal year; burdensome agreements; and capital expenditures.

The Senior Secured Credit Facility also has events of default that may result in acceleration of the borrowings thereunder, including: (i) nonpayment of principal, interest, fees or other amounts (subject to customary grace periods for items other than principal); (ii) failure to perform or observe covenants set forth in the loan documentation (subject to customary grace periods for certain affirmative covenants); (iii) any representation or warranty proving to have been incorrect in any material respect when made; (iv) cross-default to other indebtedness and contingent obligations in an aggregate amount in excess of an amount to be agreed upon; (v) bankruptcy and insolvency defaults (with grace period for involuntary proceedings); (vi) inability to pay debts; (vii) monetary judgment defaults in excess of an agreed upon amount; (viii) ERISA defaults; (ix) change of control; (x) actual invalidity or unenforceability of any loan document, any security interest on any material portion of the collateral or asserted (by any loan party) invalidity or unenforceability of any security interest on any collateral; (xi) actual or asserted (by any loan party) invalidity or unenforceability of any guaranty; (xii) material unpaid, final judgments that have not been vacated, discharged, stayed or bonded pending appeal within a specified number of days after the entry thereof; and (xiii) any other event of default agreed to by us and the Administrative Agent.

As of June 30, 2015, we were in compliance with the financial and other restrictive covenants under our outstanding material debt obligations, including our Senior Secured Credit Facility.

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

Borrowings under the PennantPark Loan Agreement were comprised of (i) an Initial Tranche in an aggregate principal amount of approximately $37.8 million and (ii) an Additional Tranche in an aggregate principal amount of approximately $30.8 million of new borrowings. Our borrowings under the PennantPark Loan Agreement were funded at a price equal to 97.5% of the par value thereof and bore interest equal to the sum of (i) the greater of 1.0% or LIBOR and (ii) 11.50%.

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

The Company maintains cash at various financial institutions, and, at times, balances may exceed federal insured limits.  Management does not believe this results in any material effect on the Company’s financial position or results of operations.  In the normal course of business, the Company may be party to various legal actions that management believes will not result in any material effect on the Company’s financial position or results of operations.

Recently Issued Financial Accounting Standards

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The update requires retrospective application. ASU 2015-03 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. Early adoption is permitted.  We are currently evaluating the requirements of the standard, but we do not anticipate electing early adoption.

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a proposed ASU to defer the effective date to annual reporting periods beginning after December 15, 2017 using one of two retrospective application methods with earlier adoption permitted for annual periods beginning after December 15, 2016. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

Reconciliations to Non-GAAP Key Performance Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Reconciliation from Net Income (Loss) to Adjusted EBITDA:
Net Income (Loss)	$1,020	$(5,597)	$(3,796)	$(4,095)
Income tax expense (benefit)	288	363	(3,064)	1,300
Interest expense	546	1,278	1,719	2,591
Depreciation and amortization	3,451	1,365	5,839	2,692
EBITDA	5,305	(2,591)	698	2,488
Net realized losses (gains) on investments	91	(78)	91	(78)
Costs from debt payoff	—	—	13,681	—
Increase (Decrease) in fair value of warrant redemption liability	—	6,503	(1,385)	6,503
Stock compensation expense	3,670	—	6,205	—
Acquisition costs	2,315	—	2,919	—
Adjusted EBITDA	$11,381	$3,834	$22,209	$8,913
Calculation of Adjusted EBITDA margins:
Total Fee Income	$47,388	$15,453	$90,380	$31,052
Adjusted EBITDA	11,381	3,834	22,209	8,913
Adjusted EBITDA margins	24.0%	24.8%	24.6%	28.7%

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Reconciliation to Operating Cash Flow:
Adjusted EBITDA (calculated above)	$11,381	$3,834	$22,209	$8,913
Less: Income tax expense	(288)	(363)	—	(1,300)
Less: Interest expense	(546)	(1,278)	(1,719)	(2,591)
Less: Purchase of fixed assets and other long-term assets	(1,395)	(130)	(2,824)	(265)
Operating cash flow	$9,152	$2,063	$17,666	$4,757

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Reconciliation from Net Cash Provided by Operating Activities to Operating Cash Flow:
Net Cash Provided by Operating Activities	$3,707	$4,395	$4,644	$7,102
Changes in certain assets and liabilities:
Increase (decrease) in:
Fee income receivable	4,495	(669)	5,016	373
Fee income receivable from related party	2,863	1,208	4,615	515
Other current assets	580	(2)	1,172	53
Decrease (increase) in:
Net payable to related parties	44	(1,428)	(1,703)	(2,564)
Deferred claims administration services income	(63)	(86)	147	(369)
Net advanced claims reimbursements	(2,965)	(120)	(3,590)	(433)
Income taxes payable, net of income tax benefit of $3.1 million for the six months ended June 30, 2015 and $0 in 2014, respectively	77	(507)	11,961	(781)
Accounts payable and accrued expenses	(318)	(1,524)	(8,677)	(1,055)
Net income or (loss) attributable to business generated by GUI, exclusive of depreciation expense	—	937	—	2,213
Net (income) loss attributable to non-controlling interest in subsidiary	(37)	(21)	(52)	(42)
Deferred income taxes	—	10	—	10
Early payment penalties on repayment of debt	—	—	4,339	—
Acquisition costs	2,315	—	2,919	—
Provision for uncollectible fee income, not related to Ullico	(151)	—	(301)	—
Purchase of fixed assets and other long-term assets	(1,395)	(130)	(2,824)	(265)
Operating cash flow	$9,152	$2,063	$17,666	$4,757

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Reconciliation from Net (Loss) Income to Adjusted Earnings:
Net Income (Loss)	$1,020	$(5,597)	$(3,796)	$(4,095)
Net realized losses (gains) on investments	91	(78)	91	(78)
Costs from debt payoff	—	—	13,681	—
Decrease in fair value of warrant redemption liability	—	6,503	(1,385)	6,503
Stock compensation expense	3,670	—	6,205	—
Acquisition costs	2,315	—	2,919	—
Income tax effect related to reconciling items	(2,370)	(2,506)	(8,389)	(2,506)
Adjusted Earnings	$4,726	$(1,678)	$9,326	$(176)
Calculation of Adjusted Earnings Per Common Share
Basic	$0.18	$(0.12)	$0.36	$(0.01)
Diluted	0.18	(0.12)	0.36	(0.01)
Weighted Average Common Shares Outstanding
Basic	26,390	14,288	25,601	14,288
Diluted	26,793	14,288	25,919	14,288

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2015, we were not subject to any material interest rate risk or credit risk, and we had no exposure to foreign currency risk.

ITEM 4.	CONTROLS AND PROCEDURES

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
2.1

Asset Purchase Agreement dated as of January 31, 2015 by and between Patriot National, Inc. and Phoenix Risk Management, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2015 (File no. 001-36804))

2.2

Stock Purchase Agreement dated as of March 31, 2015 by and between Patriot Services, Inc. and TriGen Holdings Group, Inc., and certain shareholders of TriGen Holdings Group, Inc. (“TriGen Stock Purchase Agreement”) (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2015 (File no. 001-36804))

2.3

Amendment No. 1 to TriGen Stock Purchase Agreement dated as of April 13, 2015, by and between Patriot Services, Inc. and TriGen Insurance Solutions, Inc. (as successor by merger to TriGen Holdings Group, Inc.) (incorporated by reference to Exhibit 2.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2015 (File no. 001-36804))

2.4

Asset Purchase Agreement dated as of April 8, 2015 by and between TriGen Insurance Solutions, Inc. and Hospitality Supportive Systems, LLC (the “HSS Asset Purchase Agreement”) (incorporated by reference to Exhibit 2.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2015 (File no. 001-36804))

2.5

Asset Purchase Agreement dated as of April 8, 2015 by and between TriGen Insurance Solutions, Inc. and Selective Risk Management LLC (the “SRM Asset Purchase Agreement”) (incorporated by reference to Exhibit 2.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2015 (File no. 001-36804))

2.6

Agreement and Plan of Merger dated as of April 17, 2015, by and among Patriot National, Inc., Vikaran Technology Solutions, Inc., Vikaran Solutions, LLC and certain members of Vikaran Solutions, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 20, 2015 (File No. 001-36804))

2.7

Stock Purchase Agreement dated as of April 24, 2015, by and among Corporate Claims Management, Inc. (“CCMI”), the shareholders of CCMI, and Patriot Risk Services, Inc. (incorporated by reference to Exhibit 2.7 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2015 (File no. 001-36804))

2.8

Amendment No. 1 to HSS Asset Purchase Agreement dated as of May 14, 2015, by and between TriGen Insurance Solutions, Inc. and Hospitality Supportive Systems, LLC (incorporated by reference to Exhibit 2.8 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2015 (File no. 001-36804))

2.9

Amendment No. 1 to SRM Asset Purchase Agreement dated as of May 14, 2015, by and between TriGen Insurance Solutions, Inc. and Selective Risk Management LLC (incorporated by reference to Exhibit 2.9 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2015 (File no. 001-36804))

2.10

Asset Purchase Agreement dated as of May 8, 2015, by and among Contego Services Group, LLC and Candid Investigation Services, L.L.C (incorporated by reference to Exhibit 2.10 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2015 (File no. 001-36804))

2.11	Asset Purchase Agreement dated as of May 22, 2015, by and between TriGen Insurance Solutions, Inc. and Brandywine Insurance Advisors, LLC

2.12	Asset Purchase Agreement dated as of June 3, 2015, by and between Patriot Underwriters, Inc. and Infinity Insurance Solutions LLC

2.13	Assignment and Assumption Agreement dated as of June 15, 2015, by and between TriGen Insurance Solutions, Inc. and The Carman Corporation.

2.14	Stock Purchase Agreement dated as of June 17, 2015, by and between Patriot Technology Solutions, Inc. and InsureLinx, Inc.

2.15	Stock Purchase Agreement dated as of July 9, 2015, by and between Patriot Risk Services, Inc. and CWIBenefits, Inc.

2.16

  Membership Interest Purchase Agreement dated as of July 20, 2015, by and between Patriot National, Inc. and Global HR

  Research LLC, In Touch Holdings LLC, the members of Global HR Research LLC, and Brandon G. Phillips

3.1

Amended and Restated Certificate of Incorporation of Patriot National, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015 (File no. 001-36804))

3.2	Amended and Restated By-Laws of Patriot National, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015 (File no. 001-36804))

Exhibit Number	Exhibit Description

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 6, 2015 (File no. 333-200972))

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

10.1	First Amendment to the Credit Agreement, dated as of June 15, 2015, by and among Patriot National, Inc., the lenders party thereto and BMO Harris Bank N.A., as administrative agent

31.1	Certificate of Steven M. Mariano, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Thomas C. Shields, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

PATRIOT NATIONAL, INC.

Date: August 14, 2015	By:	/s/ Thomas C. Shields
Executive Vice President, Chief Financial Officer
& Treasurer, Authorized Signatory