Form 10-Q
period 2015-09-30
Patriot National, Inc.
filed 2015-11-12
CIK 1619917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the registrant’s common stock outstanding on November 12, 2015 was 27,050,694.

PATRIOT NATIONAL, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PATRIOT NATIONAL, INC.

Consolidated Balance Sheets

(In thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets
Cash	$15,209	$4,251
Equity and fixed income security investments	3,249	—
Total cash and investments	18,458	4,251
Restricted cash	16,289	6,923
Fee income receivable	13,372	1,942
Fee income receivable from related party	22,141	11,988
Net receivable from related parties	152	1,773
Deferred costs for initial public offering	—	2,682
Income taxes receivable	3,224	—
Other current assets	2,207	430
Total current assets	75,843	29,989
Fixed assets, net of depreciation	4,798	1,879
Deferred loan fees	2,343	5,911
Goodwill	119,408	61,493
Intangible assets	78,935	32,988
Other long term assets	11,557	9,842
Total Assets	$292,884	$142,102
Liabilities and Equity (Deficit)
Liabilities
Deferred claims administration services income	$10,781	$8,515
Net advanced claims reimbursements	7,040	6,803
Income taxes payable	—	11,548
Current earn-out payable	10,235	—
Accounts payable, accrued expenses and other liabilities	38,921	15,027
Deferred purchase consideration	16,831	—
Revolver borrowings outstanding	10,832	—
Current portion of notes payable	5,500	15,782
Current portion of capital lease obligation	2,409	2,332
Total current liabilities	102,549	60,007
Earn-out payable	1,827	—
Notes payable	102,375	95,039
Capital lease obligation	417	2,438
Warrant redemption liability	—	12,879
Total Liabilities	207,168	170,363
Equity (Deficit)
Preferred stock, $.001 par value; 100,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $.001 par value; 1,000,000 shares authorized, 27,051 and 18,075 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	21	14
Additional paid in capital	113,867	—
Accumulated deficit	(27,938)	(27,930)
Total Patriot National, Inc. Stockholders' Equity (Deficit)	85,950	(27,916)
Less Non-controlling interest	(234)	(345)
Total Equity (Deficit)	85,716	(28,261)
Total Liabilities and Equity (Deficit)	$292,884	$142,102

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2015	2014
Revenues
Fee income	$34,759	$15,630
Fee income from related party	23,773	15,803
Total fee income and fee income from related party	58,532	31,433
Net investment income	49	76
Net realized (losses) gains on investments	(58)	13,960
Total Revenues	58,523	45,469
Expenses
Salaries and related expenses	21,549	9,726
Commission expense	8,173	5,891
Management fees to related party for administrative support services	—	861
Outsourced services	2,369	1,713
Allocation of marketing, underwriting and policy issuance costs from related party	—	333
Other operating expenses	11,974	4,538
Acquisition costs	1,453	—
Interest expense	806	2,836
Depreciation and amortization	4,380	1,652
Amortization of loan discounts and loan costs	62	650
Stock compensation expense	2,586	—
Decrease in fair value of warrant redemption liability	—	(8,760)
Gain on disposal of fixed assets	(7)	—
Total Expenses	53,345	19,440
Net Income before income tax expense	5,178	26,029
Income tax expense	1,331	9,101
Net Income Including Non-Controlling Interest in Subsidiary	3,847	16,928
Net Income attributable to non-controlling interest in subsidiary	59	26
Net Income	$3,788	$16,902
Earnings Per Common Share
Basic	$0.14	$1.03
Diluted	0.14	0.46
Weighted Average Common Shares Outstanding
Basic	26,802	16,368
Diluted	27,940	17,551

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Revenues
Fee income	$80,060	$37,896
Fee income from related party	68,852	24,589
Total fee income and fee income from related party	148,912	62,485
Net investment income	85	496
Net realized (losses) gains on investments	(149)	14,038
Total Revenues	148,848	77,019
Expenses
Salaries and related expenses	53,782	17,907
Commission expense	25,556	9,491
Management fees to related party for administrative support services	—	5,390
Outsourced services	7,623	3,118
Allocation of marketing, underwriting and policy issuance costs from related party	—	1,872
Other operating expenses	25,259	7,801
Acquisition costs	4,372	—
Interest expense	2,525	5,427
Depreciation and amortization	10,075	3,699
Amortization of loan discounts and loan costs	206	1,295
Stock compensation expense	8,791	—
Costs from debt payoff (1)	13,681	—
Decrease in fair value of warrant redemption liability	(1,385)	(2,257)
Gain on disposal of fixed assets	(7)	—
Total Expenses	150,478	53,743
Net (Loss) Income before income tax expense	(1,630)	23,276
Income tax (benefit) expense	(1,733)	10,401
Net Income Including Non-Controlling Interest in Subsidiary	103	12,875
Net Income attributable to non-controlling interest in subsidiary	111	68
Net (Loss) Income	$(8)	$12,807
(Loss) Earnings Per Common Share
Basic	$(0.00)	$0.85
Diluted	(0.00)	0.65
Weighted Average Common Shares Outstanding
Basic	26,006	14,981
Diluted	26,006	16,183

(1)	Costs from debt payoff include $4.3 million of early payment penalties and $9.3 million associated with the write-off of related deferred financing fees and original issue discounts.

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net Income	$103	$12,875
Adjustments to reconcile net (loss) income to net cash from operating activities:
Net (Income) attributable to business generated by GUI, exclusive of depreciation expense	—	(2,252)
Depreciation and amortization	10,075	3,699
Amortization of loan discounts and loan costs	206	1,295
Decrease in fair value of warrant redemption liability	(1,385)	(2,257)
Stock compensation expense	8,791	—
Write-off of deferred financing and original issue discounts	9,342	—
Net realized losses (gains) on investments	149	(14,038)
Deferred income taxes	—	(482)
Provision for uncollectible fee income	351	100
Changes in certain assets and liabilities:
Decrease (increase) in:
Fee income receivable	(8,212)	(719)
Fee income receivable from related party	(10,153)	(4,849)
Other current assets	(1,715)	(85)
Increase (decrease) in:
Net payable to related parties	781	3,618
Deferred claims administration services income	539	569
Net advanced claims reimbursements	237	629
Income taxes payable	(14,081)	8,833
Accounts payable and accrued expenses	11,963	8,593
Net Cash Provided by Operating Activities	6,991	15,529
Investment Activities:
Net increase in restricted cash	(4,528)	(672)
Net increase in note receivable from related party	—	(492)
Purchase of equity securities	(3,662)	(3,914)
Proceeds from sale of equity securities	264	4,037
Purchase of fixed assets and other long-term assets	(4,565)	(437)
Acquisitions, net of $4,069 and $912 cash acquired in 2015 and 2014, respectively	(74,014)	(52,744)
Net Cash Used in Investment Activities	(86,505)	(54,222)
Financing Activities:
Proceeds from initial public offering, net	98,275	—
Proceeds from senior secured term loans, net of fees	107,497	—
Proceeds from notes payable, net of detachable common stock warrants and loan fees	—	55,290
Repayment of senior secured term loans	(2,125)	—
Payment of loan fees	—	(3,388)
Payment of costs for initial public offering	(2,479)	—
Revolver facility borrowings	51,900	—
Revolver facility repayments	(41,068)	—
Repayment of note payable	(119,573)	(6,656)
Repayment of capital lease obligation	(1,955)	(188)
Net Cash Provided by Financing Activities	90,472	45,058
Increase in cash	10,958	6,365
Cash, beginning of period	4,251	1,661
Cash, end of period	$15,209	$8,026

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Supplemental Cash Flow Data
Net Loss Attributable to Business Generated by GUI, Exclusive of Depreciation Expense
GUI total net loss	$—	$45
Depreciation expense	—	(2,297)
	$—	$(2,252)
Non-Cash Capital Contribution Associated with Assets and Liabilities of GUI
Fixed assets and other long term assets acquired from GUI	$—	$334
Elimination of balances payable to GUI	—	3,168
Change in capital lease obligation assumed from GUI	—	1,304
Note receivable transferred to GUI	—	(492)
Note payable associated with acquisition of assets and liabilities of GUI	—	(30,000)
	$—	$(25,686)
Interest Paid	$2,504	$4,877
Income Taxes Paid	$11,062	$533
Non-Cash Stock Consideration Issued for the Acquisition of Global HR Research LLC	$6,503	$—
Non-Cash Financing Activities
Deemed dividend attributable to acquisition of MPCS assets	$(750)	$—
Deemed dividend attributable to acquisition of GUI's contracts and certain other assets and assumption of certain liabilities	—	(49,150)
Deemed dividend attributable to merger of SPV2 with and into Patriot Care, Inc.	—	(6,750)

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Patriot National, Inc. Stockholders' Equity
	Common Stock		Additional Paid In	Accumulated	Non-Controlling	Total Equity
	Shares	Amount	Capital	Deficit	Interest	(Deficit)
Balance, January 1, 2015	18,075	$14	$—	$(27,930)	$(345)	$(28,261)
Issuance of common stock	7,350	7	97,824	—	—	97,831
Exercise of detachable common stock warrants	965	—	—	—	—	—
Stock consideration issued for acquisitions	350	—	6,503	—	—	6,503
Restricted stock awards exercised	311	—	—	—	—	—
Stock compensation	—	—	8,791	—	—	8,791
Deemed dividend attributable to acquisition of MPCS assets	—	—	(750)	—	—	(750)
Contribution of warrant redemption liability	—	—	1,499	—	—	1,499
Balance before Net Loss	27,051	21	113,867	(27,930)	(345)	85,613
Net (Loss) Income	—	—	—	(8)	111	103
Balance, September 30, 2015	27,051	$21	$113,867	$(27,938)	$(234)	$85,716

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Description of Business

Patriot National, Inc. (“Patriot National” or the “Company”) is an independent national provider of comprehensive technology-enabled outsourcing solutions that help insurance carriers, employers and other clients mitigate risk, comply with complex regulations, and save time and money. We offer a full suite of end-to-end insurance related and specialty services that allow our clients to improve efficiencies and reduce expenses through our value-added processes. The core of our value proposition includes the benefit of a “one-stop” solution with our broad array of offered services, scalable state-of-the-art technology, and solutions to complex business and regulatory processes. Our goal is to be the preferred provider of mandatory employer services such as risk management services, health and welfare services, employee onboarding and compliance services.

The Company offers two types of services: front-end services, such as brokerage, underwriting and policyholder services, and back-end services, such as claims adjudication and administration. We provide our services either on an individual basis, as bundles of two or more services tailored to a client’s specific needs or on a turnkey basis where we provide a comprehensive set of front-end and back-end services to a client. We also offer specialty services currently including technology outsourcing and other IT services, as well as employment pre-screening and background checks. As a service company, we do not assume any underwriting or insurance risk.

Our revenue is primarily fee-based, most of which is contractually committed or highly recurring. Unlike our insurance and reinsurance carrier clients, we do not generate underwriting income or assume underwriting risk on workers’ compensation plans. Patriot National is headquartered in Ft. Lauderdale, Florida.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. Included for comparative purposes are our combined financial statements for the three and nine month periods ended September 30, 2014, which combined the financial activity of Patriot National with the results of an acquisition under common control.  This acquisition was completed on August 6, 2014.  The combined financial statements presented for the periods ended September 30, 2014 are the Statement of Operations and the Statement of Cash Flows.  This acquisition is discussed fully in our annual report for the year ended December 31, 2014.

The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited combined financial statements for the year ended December 31, 2014 and include all normal recurring adjustments necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited combined financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. In the preparation of our unaudited consolidated financial statements as of September 30, 2015, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition or disclosure therein.

For Contego Services Group, LLC (“Contego Services Group”), the Company’s combined subsidiary that is 97% owned, and for DecisionUR, LLC (“DecisionUR”), the Company’s combined subsidiary that is 98.8% owned, the third party holdings of equity interests are referred to as non-controlling interest. The portion of the third party members’ equity (deficit) of Contego Services Group and DecisionUR are presented as non-controlling interest in the accompanying consolidated balance sheets as of September 30, 2015 and combined balance sheet as of December 31, 2014. The Company discloses the following three measures of net income (loss): (i) net income (loss), including non-controlling interest in subsidiary, (ii) net income (loss) attributable to non-controlling interest in subsidiary, and (iii) net income (loss).

2.	Effect of Recently Issued Financial Accounting Standards

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”, an update to Accounting Standard Codification (“ASC”) Topic 805, Business Combinations.  This update requires that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjusting amounts are determined. The amendment requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued.  We will evaluate this guidance as potential adjustments arise.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The update requires retrospective application. ASU 2015-03 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. Early adoption is permitted but we do not anticipate electing early adoption.  We are currently evaluating the financial impact of this standard.

In August 2014, the FASB issued ASU 2014-15 regarding ASC Topic 205, Presentation of Financial Statements – Going Concern. The updated guidance related to determining whether substantial doubt exists about an entity's ability to continue as a going concern. The amendment provides guidance for determining whether conditions or events give rise to substantial doubt that an entity has the ability to continue as a going concern within one year following issuance of the financial statements and requires specific disclosures regarding the conditions or events leading to substantial doubt. The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted, but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our combined financial statements.

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued a deferral of effective date for this standard.  For public companies this standard applies to annual reporting period beginning after December 15, 2017, including interim reporting periods within that reporting period, and early adoption is not permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations”, regarding ASC Topic 205, Presentation of Financial Statements, and ASC Topic 360, Property, Plant and Equipment. The updated guidance related to reporting discontinued operations and disclosures of disposals of components of an entity. Under the amendment, only those disposals of components of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. Additionally, the elimination of the component's operations, cash flows and significant continuing involvement conditions have been removed. Further, an equity method investment could be reported as discontinued operations. The updated guidance is effective prospectively for all disposals or classifications as held for sale that occur within annual periods beginning after December 15, 2014. The adoption of this guidance has not had a material impact on our combined financial statements.

3.	Business Combinations

The Company completed seventeen acquisitions during the nine-month period ended September 30, 2015. We acquired substantially all of the net assets of the following companies in cash and stock transactions. These acquisitions have been accounted for using the acquisition method for recording business combinations, except for DecisionUR, as further discussed below.

Name and Effective Date of Acquisition (In thousands):	Cash Paid	Stock Issued	Accrued Liability	Deferred Purchase Consideration	Recorded Earnout Payable	Maximum Potential Earnout Payable	Total Recorded Purchase Price
Phoenix Risk Management, Inc (January 31, 2015)	$1,099	$—	$—	$—	$2,790	$3,000	$3,889
DecisionUR, LLC (February 5, 2015)	2,240	—	23	—	—	—	2,240
Capital & Guaranty, LLC (February 9, 2015)	175	—	—	—	175	175	350
TriGen Holding Group, Inc (March 31, 2015)	3,340	—	3,364	4,911	1,433	1,500	9,684
Hospitality Supportive Systems, LLC (April 1, 2015)	9,650	—	—	—	—	—	9,650
Selective Risk Management, LLC (April 1, 2015)	3,846	—	—	—	—	—	3,846
Vikaran Solutions, LLC (April 17, 2015)	8,500	—	152	—	—	—	8,500
Corporate Claims Management, Inc (April 24, 2015)	7,900	—	4,434	—	825	1,000	8,725
Candid Investigation Services, LLC (May 8, 2015)	1,033	—	—	—	367	450	1,400
Brandywine Insurance Advisors, LLC (May 22, 2015)	3,000	—	—	—	220	1,205	3,220
Infinity Insurance Solutions, LLC (June 1, 2015)	1,750	—	100	—	552	650	2,302
InsureLinx, Inc (June 12, 2015)	6,300	—	1,840	—	—	—	6,300
The Carman Corporation (June 15, 2015)	2,000	—	—	—	—	—	2,000
CWI Benefits, Inc (July 9, 2015)	2,750	—	2,061	—	3,400	4,675	6,150
Restaurant Coverage Associates, Inc (August 14, 2015)	750	—	—	—	1,725	1,825	2,475
Risk Control Associates, Inc (August 14, 2015)	250	—	650	—	575	675	825
Global HR Research LLC (August 21, 2015)	23,500	6,503	2,457	11,920	—	—	41,923
Total	$78,083	$6,503	$15,081	$16,831	$12,062	$15,155	$113,479

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

The aggregate amount of maximum earnout obligations related to acquisitions made in 2015, as of September 30, 2015 was $15.2 million, of which $12.1 million was recorded in our consolidated balance sheet as of September 30, 2015, based on the aggregate estimated fair value of the expected future payments to be made.

   The purchase price for the Global HR Acquisition consists of (a) $24 million in cash, of which, $0.5 million is held in escrow, (b) 444,096 shares of our common stock (the “Stock Consideration”) of which 349,645 were issued and 94,451 are held in escrow, plus (c) certain deferred consideration payable, at our sole discretion, in either 618,478 shares of our common stock or $10,477,017 in cash (the “Deferred Consideration”). The Deferred Consideration is payable solely to In Touch Holdings LLC, one of the former principal stockholders of Global HR, on the earlier of (x) November 20, 2015, (y) the 21st day after the date we mail an information statement to the shareholders in connection with the Global HR Acquisition or (z) we file a registration statement with the SEC that is declared effective. As of the filing date, no decision has been made on the settlement of Deferred Consideration in cash or stock. If the revenues for Global HR for its fiscal year 2016 are less than $12.8 million, then In Touch Holdings LLC will forfeit and return 10% of its Stock Consideration and Deferred Stock Consideration to us.

The deferred purchase consideration disclosed in the foregoing table represents non-contingent purchase consideration payable to sellers.  These include $5.0 million payable to a seller of TriGen Holding Group, Inc. on the first anniversary of the effective date, and deferred stock consideration of $11.4 million and cash escrow amounts of $0.5 million to sellers of Global HR Research LLC payable on November 20, 2015, all recorded at fair value.

The following is a summary of the aggregate estimated fair values of the net assets acquired at the date of each of the acquisitions made in the nine months ended September 30, 2015:

In thousands	Total
Assets Acquired:
Cash	$4,069
Restricted cash	4,838
Accounts receivable	5,069
Fixed assets	2,002
Other assets	2,272
Goodwill	57,915
Intangible assets:
Customer & carrier relationships	31,039
Service contracts	320
Non-compete agreements	4,739
Developed technology	13,268
Trade name portfolio	3,029
Total intangible assets	52,395
Total assets acquired	128,560
Liabilities assumed	15,081
Total net assets acquired	$113,479

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

Provisional estimates of fair value and the allocation of the purchase price are established at the time of each acquisition and are subsequently reviewed within the first year of operations, the measurement period, following the acquisition date to determine the necessity for adjustments. The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. These discount rates generally ranged from 17% to 30% for our 2015 acquisitions through September 30, 2015. The fair value of non-compete agreements was established using estimated financial projections for the acquired company based on market participant assumptions and various non-compete scenarios.

Customer and carrier relationships, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (ten years for customer and carrier relationships, one to two years for non-compete agreements and five to seven years for trade names), while goodwill is not subject to amortization. We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value is less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist, and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of impairment reviews during the nine-month periods ended September 30, 2015 and 2014, no impairments were required.

Our consolidated financial statements for the nine months ended September 30, 2015 include the operations of the acquired entities from their respective acquisition dates, totaling $21.7 million of revenues and $2.1 million of net income.

The following is a summary of the unaudited pro forma historical results, as if these entities and Patriot Care Management, Inc. (“Patriot Care Management”), which was acquired on August 6, 2014, had been acquired at January 1, 2014 (in thousands, except per share data):

	Nine Months Ended September 30,
In thousands (except per share data)	2015	2014
Total revenues	174,376	141,658
Net (loss) income	1,107	14,508
Basic net (loss) income per share	$0.04	$0.97
Diluted net (loss) income per share	$0.04	$0.76

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

As of September 30, 2015, our major classes of investments consisted of the following:

	September 30, 2015
In thousands	Cost Basis	Gains	Losses	Fair Value
	(Unaudited)
Equity and Fixed Income Security Investments
Common and preferred stocks	$429	$—	$(41)	$388
Corporate notes and bonds	2,969	—	(108)	2,861
Total	$3,398	$—	$(149)	$3,249

There were no investments as of December 31, 2014.

5.	Fixed Assets and Other Long Term Assets

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation and amortization. Expenditures for computer equipment, software, and furniture and fixtures are capitalized and depreciated on a straight-line basis over a five, three, and seven year estimated useful lives, respectively. Expenditures for building are capitalized and depreciated on a straight-line basis over a thirty-nine year estimated useful life. Expenditures for leasehold improvements on office space and facilities are capitalized and amortized on a straight-line basis over the term of the lease.

As of September 30, 2015 and December 31, 2014, our major classes of fixed assets consisted of the following:

In thousands	September 30, 2015	December 31, 2014
	(Unaudited)
Fixed Assets
Computer equipment, software and furniture and fixtures	$7,640	$5,722
Building	1,428	-
Leasehold improvements	3,534	2,545
Total fixed assets	12,602	8,267
Less accumulated depreciation and amortization	(7,804)	(6,388)
Fixed assets, net of accumulated depreciation and amortization	$4,798	$1,879

Other Long Term Assets

Other long term assets, which are solely comprised of capitalized policy and claims administration system development costs, are also stated at cost, net of accumulated depreciation. Expenditures for capitalized policy and claims administration system development costs are capitalized and depreciated on a straight line basis over a five-year estimated useful life.

As of September 30, 2015 and December 31, 2014, other long term assets consisted of the following:

In thousands	September 30, 2015	December 31, 2014
	(Unaudited)
Other long term assets
Capitalized policy and claims administration system development costs	$17,016	$13,093
Less accumulated depreciation	(5,459)	(3,251)
Other long term assets, net of accumulated depreciation	$11,557	$9,842

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

Goodwill

Goodwill represents the excess of consideration paid over the fair value of net assets acquired. Goodwill is not amortized but is tested at least annually for impairment (or more frequently if certain indicators are present or management otherwise believes it is appropriate to do so). In the event that management determines that the value of goodwill has become impaired, we will record a charge for the amount of impairment during the fiscal quarter in which the determination is made. We determined that there was no impairment as of September 30, 2015.

The Company acquired $57.9 million of goodwill during the nine-month period ended September 30, 2015 as a result of the seventeen acquisitions discussed in Note 3, Business Combinations. Changes in goodwill are summarized as follows:

In thousands
Balance as of December 31, 2014	$61,493
Goodwill acquired	57,915
Balance as of September 30, 2015	$119,408

Intangible Assets

Intangible assets that have finite lives are amortized over their useful lives. The company acquired $52.4 million of intangible assets during the nine-month period ended September 30, 2015 as a result of the seventeen acquisitions discussed in Note 3, Business Combinations. The intangible assets, their original fair values, and their net book values are detailed below as of the dates presented:

	September 30, 2015			December 31, 2014
In thousands	Gross Asset	Accumulated Amortization	Net Asset	Gross Asset	Accumulated Amortization	Net Asset
	(Unaudited)
Intangible Assets
Service contracts	$35,120	$(5,105)	$30,015	$34,800	$(1,812)	$32,988
Customer and carrier relationships	31,039	(1,244)	29,795	—	—	—
Non-compete agreements	4,739	(914)	3,825	—	—	—
Developed technology	13,268	(894)	12,374	—	—	—
Trade names	3,029	(103)	2,926	—	—	—
Total	$87,195	$(8,260)	$78,935	$34,800	$(1,812)	$32,988

The table below reflects the estimated amortization expense for the Company’s intangible assets for each of the next five years and thereafter:

In thousands	September 30, 2015
Amortization expense	(Unaudited)
2015 (remaining three months)	$3,286
2016	13,140
2017	11,625
2018	10,770
2019	10,770
Thereafter	29,344
Total	$78,935

7.	Notes Payable and Lines of Credit

As of September 30, 2015 and December 31, 2014, notes payable were comprised of the following:

In thousands	September 30, 2015	December 31, 2014
	(Unaudited)
BMO Senior Secured Term Loans	$107,875	$—
PennantPark Loan Agreement	—	63,285
UBS Credit Agreement	—	56,288
Gross Notes Payable and Current Portion of Notes Payable	107,875	119,573
Less original issue discount	—	(3,085)
Less value attributable to stock warrants	—	(5,667)
Notes Payable and Current Portion of Notes Payable	107,875	110,821
Less current portion of notes payable	(5,500)	(15,782)
Notes Payable	$102,375	$95,039

Senior Secured Credit Facility

On January 22, 2015, we entered into a Credit Agreement with BMO Harris Bank N.A., as administrative agent (the “Administrative Agent”), and the other lenders party thereto, which provides for a $40.0 million revolving credit facility and a $40.0 million term loan facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility has a maturity of five years, and borrowings thereunder bear interest, at our option, at LIBOR plus a margin ranging from 250 basis points to 325 basis points or at base rate plus a margin ranging from 150 basis points to 225 basis points. Margins on all loans and fees will be increased by 2% per annum during the existence of an event of default. The revolving credit facility includes borrowing capacity available for letters of credit and borrowings on same-day notice, referred to as swing line loans. At any time prior to maturity, we have the right to increase the size of the revolving credit facility or the term loan facility by an aggregate amount of up to $20.0 million, but in minimum increments of $5.0 million. As of June 30, 2015, we increased the term loan facility by $20.0 million through two $10.0 million incremental term loans. Additionally, on August 14, 2015, we entered into a second amendment to our Senior Secured Credit Facility (the “Second Amendment”) which provides for an additional $50.0 million of term loans plus the ability to increase the term loan by and additional $50.0 million under certain conditions.  The Second Amendment also added a requirement that until we deliver a certificate certifying that (a) our total leverage ratio is equal to or less than 2.25 to 1.00 and (b) our Adjusted EBITDA for the twelve-months then ended is at least $70.0 million, the outstanding revolving loans (plus any swing line loans and the aggregate stated amount of all letters of credit) shall not exceed $30.0 million.  All other material terms and conditions in the Senior Secured Credit Facility were unchanged by the Second Amendment.

As of September 30, 2015, the outstanding balance under our Senior Secured Credit Facility was $118.7 million (comprised of $107.9 million outstanding under the term loan facility and $10.8 million outstanding under the revolving credit facility). Accordingly, we had $29.2 million available to borrow under the revolving credit facility.

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

Additionally, all obligations under the Senior Secured Credit Facility (as described below) are guaranteed by all of our existing and future subsidiaries, other than foreign subsidiaries to the extent the assets of such foreign subsidiaries do not exceed 5% of our and our subsidiaries’ total assets on a consolidated basis, and secured by a first-priority perfected security interest in substantially all of our and our guaranteeing subsidiaries’ tangible and intangible assets, whether now owned or hereafter acquired, including a pledge of 100% of the stock of each guarantor.

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

As of September 30, 2015, we were in compliance with the financial and other restrictive covenants under our outstanding material debt obligations, including our Senior Secured Credit Facility.

Repayment of UBS Credit Agreement

On August 6, 2014, in connection with the Patriot Care Management Acquisition, we and certain of our subsidiaries entered into a credit agreement with UBS Securities LLC (the “UBS Credit Agreement”), which provided for a five-year term loan facility in an aggregate principal amount of $57.0 million that would mature on August 6, 2019. The loan was secured by the common stock of Patriot Care Management and guaranteed by Guarantee Insurance Group and its wholly owned subsidiaries. Following our initial public offering (the “IPO”), on January 22, 2015 we prepaid all outstanding borrowings under the UBS Credit Agreement, including accrued interest and applicable prepayment premium. This instrument was repaid in full upon closing on the Senior Secured Credit Facility.

Repayment of PennantPark Loan Agreement

On August 6, 2014, in connection with the GUI Acquisition, we and certain of our subsidiaries, as borrowers, and certain of our other subsidiaries and certain affiliated entities, as guarantors, entered into a loan agreement with the PennantPark Entities as lenders (the “PennantPark Loan Agreement”). Following our IPO, we prepaid all outstanding borrowings under the PennantPark Loan Agreement, including accrued interest and applicable prepayment premium. This instrument was repaid in full on January 22, 2015 upon closing on the Senior Secured Credit Facility.

8.	Capital Lease Obligations

Equipment subject to capital lease is comprised of capitalized policy and claims administration software development costs and related computer equipment. Monthly payments on the capital lease, which expires on December 3, 2016, were approximately $206,000 as of September 30, 2015. Payments may be adjusted in connection with a change in the interest rate swap rate quoted in the Bloomberg Swap Rate Report. The Company’s obligations for future payments on the capital lease as of September 30, 2015, based on the interest rate swap rate in effect on that date, are as follows:

In thousands	Principal	Interest	Total
Payments on Capital Lease
2015	$397	$17	$414
2016	2,429	51	2,480
Total	$2,826	$68	$2,894

9.	Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include detachable common stock warrants and stock-based awards of restricted shares and stock options, and contingent shares attributable to deferred purchase consideration.

The components of basic and diluted EPS are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (except earnings per share)	2015	2014	2015	2014
Basic net earnings (loss) per share
Net income (loss) available to common shareholders	$3,788	$16,902	$(8)	$12,807
Weighted average number of common shares outstanding	26,802	16,368	26,006	14,981
Basic net earnings (loss) per share	$0.14	$1.03	$(0.00)	$0.85
Diluted net earnings (loss) per share
Net income (loss) available to common shareholders	$3,788	$16,902	$(8)	$12,807
Adjustments to net income (loss) applicable to dilutive shares	-	(8,760)	-	(2,257)
Net earnings (loss) attributable to diluted shares	$3,788	$8,142	$(8)	$10,550
Weighted average number of common shares outstanding	26,802	16,368	26,006	14,981
Dilutive effect of warrants, options, and restricted shares using the treasury stock method	1,138	1,183	-	1,202
Weighted average number of common and common equivalent shares outstanding	27,940	17,551	26,006	16,183
Diluted net earnings (loss) per share	$0.14	$0.46	$(0.00)	$0.65

Due to the net loss of $8,000 reported for the nine months ended September 30, 2015, weighted average outstanding detachable common stock warrants of 160,295, contingent shares attributable to deferred purchase consideration of 107,070, and restricted shares and stock options of 114,634 were not dilutive.  As a result, basic and diluted earnings per share both reflect a net loss of $0.00 per share for the nine months then ended. Adjustments to net income (loss) attributable to dilutive shares for the three and nine months ended September 30, 2014 represent income generated from a decrease in the fair value of the warrants as reported on the statement of operations.

10.	Stock-Based Compensation

Omnibus Incentive Plan

On January 15, 2015, the Board of Directors approved the Patriot National 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), subject to and with effect upon approval of such plan by the stockholders of the Company.

The Compensation Committee of our Board of Directors determines the participants under the Omnibus Incentive Plan. The Omnibus Incentive Plan provides for non-qualified and incentive stock options, restricted stock and restricted stock units, any or all of which may be made contingent upon the achievement of performance criteria. Subject to the Omnibus Incentive Plan limits, the compensation committee has the discretionary authority to determine the size of an award and on May 11, 2015 delegated the authority to Steven Mariano, our President, to award the grants without the consent of the Compensation Committee.

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

Stock Options

In the nine months ended September 30 30, 2015, we issued stock options as incentive compensation for officers and certain key employees. The exercise price of each stock option is the closing market price of our common stock on the date of grant. The options will vest in three equal annual installments on the first, second and third anniversaries of grant and expire 10 years after the grant date. The fair values of these stock options were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

Nine Months Ended September 30,
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

For the nine months ended September 30, 2015, we awarded 1,366,791 options, of which 129,013 were forfeited, leaving 1,237,778 outstanding.  At September 30, 2015 the intrinsic value of these options was $1.9 million. Option activity for the nine months ended September 30, 2015 was as follows:

In thousands, except weighted-average price and remaining contractual term	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	—	$—
Options granted	1,367	$14.40
Options exercised	—	$—
Options cancelled or forfeited	(129)	$14.33
Options outstanding at September 30, 2015	1,238	$14.39	9.4	$1,932
Options expected to vest at September 30, 2015	1,238	$14.39	9.4	$1,932
Options exercisable at September 30, 2015	—	$—	—	$—

As of September 30, 2015, we recognized $1.2 million of stock compensation expense associated with these options, and there was $2.9 million of total unrecognized stock compensation cost related to unvested stock options that is expected to be recognized over a period of 3 years.

Restricted Stock Awards

In the nine months ended September 30, 2015, we issued 906,362 restricted shares as incentive compensation for officers, directors, and certain key employees. Subsequent to issuance, 22,059 restricted shares were forfeited and 310,652 were settled leaving 573,651 remaining restricted shares outstanding as of September 30, 2015. The fair value of outstanding restricted shares at September 30, 2015 was $8.3 million. Grants of restricted shares for the nine months ended September 30, 2015 were as follows:

In thousands, except weighted-average fair value price	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted shares outstanding at December 31, 2014	—	$—
Restricted shares granted	906	$14.32
Restricted shares vested	(310)	$14.00
Restricted shares forfeited	(22)	$14.00
Unvested restricted shares outstanding as of September 30, 2015	574	$14.51

As of September 30, 2015, we recognized $6.8 million of stock compensation expense associated with these restricted shares, and there was $5.9 million of total unrecognized stock compensation cost related to unvested restricted stock to be recognized over a  period of 3 years.

Restricted Stock Units

During the nine months ended September 30, 2015, we issued 193,290 restricted stock units.  Of those issued, 11,655 were subsequently forfeited, resulting in 181,635 restricted stock units outstanding as of September 30, 2015. The fair value of these awards at September 30, 2015 was $2.7 million.  During the nine months ended September 30, 2015, we recognized $0.8 million of stock compensation expense associated with these restricted stock units. Unrecognized stock compensation expense associated with RSUs is $2.0 million and will be recognized over the remaining contractual lives of these awards, 3 years.

In thousands, except weighted-average fair value price	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted stock units outstanding at December 31, 2014	—	$—
Restricted stock units granted	193	$15.02
Restricted stock units vested	—	$—
Restricted stock units forfeited	(11)	$14.20
Unvested restricted stock units outstanding as of September 30, 2015	182	$15.06

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

The Company’s equity and fixed income security investments for which carrying values were equal to fair values, classified by level within the fair value hierarchy, were as follows as of September 30, 2015:

	Fair Value Measurement, Using
September 30, 2015 (in thousands)	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common and preferred stocks	$388	$—	$—	$388
Corporate notes and bonds	2,861	—	—	2,861
Total	$3,249	$—	$—	$3,249

There were no equity and fixed income security investments as of December 31, 2014.

The Company’s notes payable, capital lease obligation, earnout obligations of acquisitions and warrant redemption liability, for which carrying values were equal to fair values, classified by level within the fair value hierarchy, were as follows as of September 30, 2015 and December 31, 2014:

	Fair Value Measurement, Using
September 30, 2015 (in thousands)	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Earnout payable on acquisitions	$—	$—	$12,062	$12,062
Deferred purchase consideration	—	—	16,831	16,831
Warrant redemption liability	—	—	—	—
Total	$—	$—	$28,893	$28,893

	Fair Value Measurement, Using
December 31, 2014 (in thousands)	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Earnout payable on acquisitions	$—	$—	$—	$—
Deferred purchase consideration	—	—	—	—
Warrant redemption liability	—	—	12,879	12,879
Total	$—	$—	$12,879	$12,879

The following is a reconciliation of the fair value of the Company’s financial liabilities that were measured using significant unobservable (Level 3) inputs:

Nine Months Ended September 30, 2015 (in thousands)	Earnout Payable	Deferred Purchase Consideration	Warrant Redemption Liability	Total
Fair value, January 1, 2015	$—	$—	$12,879	$12,879
Record present value earnout payable on acquisitions	19,163	—	—	19,163
Earnout payments made	(7,101)	—	—	(7,101)
Record deferred purchase consideration on acquisitions	—	16,831	—	16,831
Exercise of warrants	—	—	(9,995)	(9,995)
Decrease in fair value of common stock and warrant redemption liability	—	—	(1,385)	(1,385)
Contribute remaining liability balance due to equity warrants	—	—	(1,499)	(1,499)
Fair Value, September 30, 2015	$12,062	$16,831	$—	$28,893

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

Our prices by customer for our brokerage and policyholder services and claims administration services were unchanged for the nine-month period ended September 30, 2015 relative to the nine-month period ended September 30, 2014, and, accordingly, the net increase in fee income was solely related to changes in the volume of business we managed.

Because fee income from related party for claims administration services is based on the net portion of claims expense retained by Guarantee Insurance, as described in Note 13, Concentration, the Company’s revenues attributable to contracts with Guarantee Insurance do not necessarily represent fee income from related party.

Fee income from related party for the three months ended September 30, 2015 was $23.8 million compared to $15.8 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, fee income from related party was $68.9 million compared to $24.6 million for the nine months ended September 30, 2014.

Fee income receivable from related party was $22.1 million as of September 30, 2015, and$12.0 million at December 31, 2014.

During the nine months ended September 30, 2014, the allocation of marketing, underwriting and policy issuance costs from related party in the accompanying combined statements of operations represents costs reimbursed to Guarantee Insurance Group for salaries and other costs incurred by Guarantee Insurance Group to provide its policyholder services. Management fees paid to related party for administrative support services in the accompanying combined statements of operations represent amounts paid to Guarantee Insurance Group for management oversight, legal, accounting, human resources and technology support services. Effective August 6, 2014, the management services agreement pursuant to which these fees were payable was terminated, and all costs associated with our operations began to be incurred directly by us. Accordingly, beginning August 6, 2014, such expenses, rather than being reflected in this item, are recorded in the line items to which they relate, which are primarily “salaries and salary related expenses,” “outsourced services” and “other operating expenses.”

As of September 30, 2015, we had a net receivable from related parties of $0.2 million due to entities controlled by Mr. Mariano, our founder, Chairman, President and Chief Executive Officer.

On April 17, 2015, the Company acquired Vikaran Solutions, LLC (“Vikaran”).  Prior to acquisition, Mr. Mariano held a non-controlling, 45% interest in Vikaran.  Upon closing, Mr. Mariano received proceeds of $3.8 million from the sale of Vikaran to Patriot National.

On July 20, 2015, the Company entered into a membership interest purchase agreement with Global HR Research LLC, a Florida limited liability company (“Global HR”), In Touch Holdings LLC, a Florida limited liability company (“ITH”), the members of Global HR, and Brandon G. Phillips as the sellers’ representative, pursuant to which, subject to the satisfaction or waiver of certain conditions, the Company will acquire all of the outstanding membership interest of Global HR.  The Global HR transaction closed on Augustst 21, 2015.  One of the Company’s independent directors, Austin J. Shanfelter, indirectly controlled Global HR.  Mr. Shanfelter owned 84% of the equity interests in ITH, which owned 75.5% of the equity interests of Global HR.

On July 31, 2015, we entered into a Purchase Agreement by and among Patriot Technology Solutions, Inc. and PN India Holdings (a wholly owned subsidiary of Patriot Technology Solutions, Inc. and Mehta and Pazol Consulting Services Private Limited (“MPCS”).  MPCS is an Indian company of computer programmers, solely focused on the development of Patriot’s WCE technology platform. Under the terms of the purchase agreement, PN India Holdings will acquire 100% of the capital stock of MPCS for the total purchase amount of $1.5 million.  The three sellers of MPCS include Sandeep Mehta, a 49.99% holder, Steven J. Pazol, a 49.99% holder, and Satyapal Mehta a 0.02% holder. Steven J. Pazol’s interest is beneficially owned by Steve M. Mariano who previously purchased it in a prior transaction, making this a related party transaction.  During the three months ended September 30, 2015, PN India Holdings executed the purchase of the interests held by Satyapal Mehta and Steven Mariano. Amounts paid to Steven Mariano totaled $0.7 million granting PN India Holdings a 51.1% ownership interest of MPCS, Ltd.  The purchase of Steven Mariano’s interest in MPCS was recorded as a deemed dividend of a common control transaction, rather than a business combination. Although, MPCS was acquired from a party under common control, the results of operations for MPCS are included from acquisition date, as its operations are immaterial with respect to the financial statements taken as a whole for all periods presented. The remaining $0.7 million portion of the transaction is pending approval from the government of India.  Upon approval, Patriot will acquire the remaining 49.9% interest in MPCS from Sandeep Mehta.

13.	Concentration

For the three months ended September 30, 2015, approximately 66% of total combined fee income and fee income from related party was attributable to contracts with Guarantee Insurance, the Company’s largest customer and a related party, and approximately 6% was attributable to contracts with the Company’s second largest customer. For the three months ended September 30, 2014, approximately 76% of total combined fee income and fee income from related revenues was attributable to contracts with Guarantee Insurance, and approximately 10% and 7% were attributable to contracts with the Company’s second and third largest customers, respectively.

For the nine months ended September 30, 2015, approximately 72% of total combined fee income and fee income from related party was attributable to contracts with Guarantee Insurance and approximately 8% was attributable to contracts with the Company’s second largest customer. For the nine months ended September 30, 2014, approximately 66% of total combined fee income and fee income from related revenues was attributable to contracts with Guarantee Insurance, and approximately 22% was attributable to contracts with the Company’s second largest customer.

As of September 30, 2015, approximately 62% of combined fee income receivable and fee income receivable from related party was attributable to contracts with Guarantee Insurance and approximately 2% and 1% of combined fee income receivable and fee income receivable from related party were attributable to contracts with the Company’s second and third largest customers, respectively. As of December 31, 2014, approximately 86% of combined fee income receivable and fee income receivable from related party was attributable to contracts with Guarantee Insurance and approximately 8% and 2% of combined fee income receivable and fee income receivable from related party were attributable to contracts with the Company’s second and third largest customers, respectively.

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

There was no warrant redemption liability as of September 30, 2015.  Concurrent with our IPO and repayment of the PennantPark Loan Agreement on January 22, 2015, the PennantPark Entities exercised 965,700 of their 1,110,555 detachable common stock warrants for common stock at an exercise price of $2.67 per share. The PennantPark Entities waived their put right on the remaining 144,855 detachable common stock warrants.  By eliminating the put right, the PennantPark Entities cannot require the Company to redeem the remaining detachable common stock warrants for cash, thereby eliminating the warrant redemption liability previously required. The remaining 144,855 detachable common stock warrants can be used to purchase shares of the Company’s common stock at an exercise price of $2.67 per share and expire on November 27, 2023.

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

The Company uses an estimated annual effective tax rate method of computing its interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rates. In these cases, the actual tax expense or benefit applicable to that item is treated discretely and is reported in the same period as the related item. For the nine-month period ended September 30, 2015, the tax effects of warrants were treated as a discrete item.

The effective tax rate is based on forecasted annual pre-tax income, permanent differences and statutory tax rates. For the nine months ended September 30, 2015, the effective income tax rate was 44%. The main drivers of the difference in the effective tax rate from the statutory rate are warrants, success based fees, and meals and entertainment.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax in multiple states with heavy concentration in Florida, California, and Pennsylvania. The net deferred tax asset as of September 30, 2015 was $10.9 million before valuation allowance. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence in concluding that a full valuation allowance was necessary against its net deferred tax assets at September 30, 2015.

At September 30, 2015 and December 31, 2014, the Company had no unrecognized tax benefits and no amounts recorded for uncertain tax positions.

17.Subsequent Events

On October 5, 2015 the Company publicly filed a registration statement on Form S-1 with the SEC relating to a proposed public offering by the Company and certain selling stockholders of $80.0 million of common stock. In response to market conditions, on October 20, 2015, the Company filed a Form RW with the SEC withdrawing the registration statement.

On October 29, 2015, TriGen Insurance Solutions, Inc. (“TriGen”) entered into a Facilitation Agreement with The Carman Corporation, a Pennsylvania corporation (“Carman”), pursuant to which Carman will provide Trigen with certain market-finding and consulting activities for an upfront payment of $2.0 million. In conjunction with the Facilitation Agreement, TriGen also entered into a Managing Producer Agreement with AmTrust International Underwriters Limited (“AmTrust”) as of October 15, 2015 pursuant to which TriGen will provide a hospitality-focused insurance program for AmTrust.

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

Overview

Business

We are an independent national provider of comprehensive technology-enabled outsourcing solutions that help insurance carriers, employers and other clients mitigate risk, comply with complex regulations and save time and money. We offer a full suite of end-to-end insurance related and specialty services that allow our clients to improve efficiencies and reduce expenses through our value-added processes. The core of our value proposition includes the benefit of a “one-stop” solution with our broad array of offered services, scalable, state-of-the-art technology and solutions to complex business and regulatory processes. Our goal is to be the preferred provider of mandatory employer services such as risk management services, health and welfare services, employee onboarding and compliance services.

We principally offer two types of services: front-end services, such as brokerage, underwriting and policyholder services, and back-end services, such as claims adjudication and administration. We provide our services either on an individual basis, as bundles of two or more services tailored to a client’s specific needs or on a turnkey basis where we provide a comprehensive set of front-end and back-end services to a client. We also offer specialty services currently including technology outsourcing and other IT services, as well as employment pre-screening and background checks.

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

On July 20, 2015 the Company entered into a membership interest purchase agreement with Global HR Research LLC, a Florida limited liability company (“Global HR”), In Touch Holdings LLC, a Florida limited liability company (“ITH”), the members of Global HR, and Brandon G. Phillips as the sellers’ representative, pursuant to which, subject to the satisfaction or waiver of certain conditions, the Company will acquire all of the outstanding membership interests of Global HR. The Global HR transaction closed on August 21, 2015. One of the Company’s independent directors, Austin J. Shanfelter, indirectly controlled Global HR. Mr. Shanfelter owned 84% of the equity interests in ITH, which owned 75.5% of the equity interests of Global HR. The purchase price for the transaction was (i) $24.0 million in cash, of which, $0.5 million is held in escrow, (ii) 444,096 shares of common stock (“the stock consideration”), of which 349,645 were issued and 94,451 are held in escrow, plus (iii) certain deferred consideration payable, at our sole discretion, in either 618.478 shares of our commons stock or $10,477,017 in cash (“the Deferred Consideration”).  The Deferred Consideration is payable solely to In Touch Holdings, LLC, one of the former principal stockholders of Global HR on the earlier of  (a)November 20, 2015, (b)the 21st day after the date we mail an information statement to the shareholders in connection with the Global HR acquisition or  (c) we file a registration statement with the SEC that is declared effective, including in connection with this offering. The number of shares of common stock of the Company to be issued was determined by dividing $18.0 million by the closing stock price of the Company’s common stock on July 20, 2015, the signing date. As of the filing date, a decision has not been made whether the deferred consideration will be paid in cash or stock. If the revenues for Global HR for its fiscal year 2016 are less than $12.8 million, then ITH will forfeit and return 10% of its stock consideration to the Company.

On August 14, 2015, TriGen Insurance Solutions, Inc. (“TriGen”), a wholly-owned subsidiary of Patriot National, Inc. (the “Company”), entered into an asset purchase agreement (the “Restaurant Coverage Purchase Agreement”) with Restaurant Coverage Associates, Inc., a New Jersey corporation (“Restaurant Coverage Associates”), and the equity holders of Restaurant Coverage Associates, pursuant to which TriGen acquired substantially all of the assets of Restaurant Coverage Associates.

On August 14, 2015, PRS entered into an asset purchase agreement (the “Risk Control Purchase Agreement” and together with the Restaurant Coverage Purchase Agreement, the “Purchase Agreements”) with an affiliate of Restaurant Coverage Associates, Risk Control Associates, Inc., a New Jersey corporation (“Risk Control Associates” and together with Restaurant Coverage Associates, the “RCA Entities”), and the equity holders of Risk Control Associates, pursuant to which PRS acquired substantially all of the assets of Risk Control Associates.

Pursuant to the Purchase Agreements, the RCA Entities will be entitled to a combined total purchase price of up to $3,500,000, which includes a payment by TriGen to Restaurant Coverage Associates of $750,000 in cash at closing and a payment by PRS to Risk Control Associates of $250,000 in cash at closing. In addition, the RCA Entities will be entitled to a combined earn-out payment of up to $2,500,000 approximately one year after closing, subject to reduction on a pro-rata basis if combined EBITDA within a twelve-month measurement period does not meet certain targets.

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

Reference Premium Written

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2015	2014	2015	2014
Gross Reference Premium Written	$126,038	$89,283	$347,660	$257,819
Reference Premium Written	$126,958	$95,845	$333,008	$277,941

Gross reference premium written for the three months ended September 30, 2015 was $126.0 million compared to $89.3 million for the three months ended September 30, 2014, an increase of $36.8 million. The increase was attributable to a $4.2 million increase in Guarantee Insurance gross reference premium written and the inception of new contracts with Scottsdale Insurance Company (“Scottsdale”), AIG and certain other insurance carrier clients, which generated $35.6 million for the three months of gross reference premium written. This increase was partially offset by a $3.1 million decrease in gross reference premium written on behalf of Zurich as a result of Zurich reducing its volumes in California, where business covered by our initial program with Zurich was solely written. In September 2014, we entered into a second program with Zurich that further expands coverage in multiple other states.

Gross reference premium written for the nine months ended September 30, 2015 was $347.7 million compared to $257.8 million for the nine months ended September 30, 2014, an increase of $89.8 million.  This increase was attributable to a $11.4 million increase in Guarantee Insurance gross premium written and the inception of new contracts with Scottsdale, AIG and certain other carrier clients, which generated $90.7 million of gross reference premium written. This increase was partially offset by a $12.3 million decrease in gross reference premium written on behalf of Zurich as a result of Zurich reducing its volumes in California, where business covered by our initial program with Zurich was solely written.

Reference premium written for the three months ended September 30, 2015 was $127.0 million compared to $95.8 million for the three months ended September 30, 2014, an increase of $31.1 million.  The increase was attributable to a $4.2 million increase in Guarantee Insurance reference premium written and the inception of new contracts with Scottsdale, AIG, and certain other insurance carrier clients, which generated $33.3 million of reference premium written. This increase was partially offset by a $6.4 million decrease in reference premium written on behalf of Zurich as a result of Zurich reducing its volumes in California, where business covered by our initial program with Zurich was solely written.

Reference premium for the nine months ended September 30, 2015 was $333.0 million compared with $277.9 million for the nine months ended September 30, 2014.  The increase of $55.1 million was attributable to $11.4 million in Guarantee Insurance reference premium written and the inception of new contracts with Scottsdale, AIG, and certain other insurance carrier clients, which generated $65.6 million of reference premium written. This increase was partially offset by a $22.0 million decrease in reference premium written on behalf of Zurich as a result of Zurich reducing its volumes in California, where business covered by our initial program with Zurich was solely written.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure and is not in accordance with, or an alternative to, the GAAP information provided in this Quarterly Report on Form 10-Q. For further information regarding our use of non-GAAP financial measures and a reconciliation of Adjusted EBITDA to Net income (loss), see “—Reconciliations to Non-GAAP Key Performance Measures”.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2015	2014	2015	2014
Net income (loss)	$3,788	$16,902	$(8)	$12,807
Adjusted EBITDA	$14,629	$8,421	$36,838	$17,334

Adjusted EBITDA for the three months ended September 30, 2015 was $14.6 million compared to $8.4 million for the three months ended September 30, 2014, an increase of $6.2 million. The increase was attributable to a $27.1 million increase in total fee income and fee income from related party, partially offset by a $20.9 million increase in total expenses (excluding depreciation and amortization, changes in fair value of warrant liabilities, non-cash stock compensation, interest expense and income tax expense which are added back to net income to arrive at Adjusted EBITDA), all of which are discussed more fully below.

Adjusted EBITDA for the nine months ended September 30, 2015 was $36.8 million compared to $17.3 million for the nine months ended September 30, 2014, an increase of $19.5 million. The increase was attributable to a $86.4 million increase in total fee income and fee income from related party, partially offset by a $66.6 million increase in total expenses (excluding depreciation and amortization, changes in fair value of warrant liabilities, non-cash stock compensation and costs incurred for the extinguishment of debt, income tax expense and interest expense which are added back to net income to arrive at Adjusted EBITDA), all of which are discussed more fully below.

Operating Cash Flow

Operating cash flow is a non-GAAP financial measure and is not in accordance with, or an alternative to, the GAAP information provided in this Quarterly Report on Form 10-Q. For further information regarding our use of non-GAAP financial measures and a reconciliation of Operating cash flow to Net income (loss), see “—Reconciliations to Non-GAAP Key Performance Measures”.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2015	2014	2015	2014
Net income (loss)	$3,788	$16,902	$(8)	$12,807
Net cash provided by operating activities	$2,347	$8,427	$6,991	$15,529
Operating cash flow	$10,751	$(3,688)	$29,748	$1,069

Operating cash flow for the three months ended September 30, 2015 was $10.8 million compared to ($3.7) million for the three months ended September 30, 2014, an increase of $14.5 million.  The increase was primarily attributable to the increase in cash earnings as reflected in the $6.2 million increase in Adjusted EBITDA and a $7.8 million decrease in income taxes for the three months then ended.

For the nine months ended September 30, 2015, operating cash flow was $29.7 million compared to $1.1 million for the nine months ended September 30, 2014, an increase of $28.6 million. The increase was primarily attributable to the increase in cash earnings as reflected in the $19.5 million increase in Adjusted EBITDA and a $10.4 million decrease in income taxes for nine months then ended.

Adjusted Earnings

Adjusted Earnings is a non-GAAP financial measure and is not in accordance with, or an alternative to, the GAAP information provided in this Quarterly Report on Form 10-Q. For further information regarding our use of non-GAAP financial measures and a reconciliation of Operating cash flow to Net income (loss), see “—Reconciliations to Non-GAAP Key Performance Measures”.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2015	2014	2015	2014
Net income (loss)	$3,788	$16,902	$(8)	$12,807
Adjusted earnings	$6,388	$3,043	$15,714	$2,867

 Adjusted Earnings for the three months ended September 30, 2015 were $6.4 million as compared to $3.0 million for the three months ended September 30, 2014, an increase of $3.4 million.  The increase was primarily attributable to a $6.2 million increase in cash earnings as reflected in Adjusted EBITDA, partially offset by the income tax effect related to reconciling items in computing Adjusted Earnings.

For the nine months ended September 30, 2015, Adjusted Earnings were $15.7 million compared to $2.9 million for the nine months ended September 30, 2014, an increase of $12.8 million. The increase was primarily attributable to the increase in Adjusted EBITDA of $19.5 million, partially offset by the income tax effect related to reconciling items in computing Adjusted Earnings.

Results of Operations

The following table sets forth certain combined statement of operations data derived from our unaudited combined financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2015	2014	2015	2014
Combined Statement of Operations Data
Revenues
Fee income	$34,759	$15,630	$80,060	$37,896
Fee income from related party	23,773	15,803	68,852	24,589
Total fee income and fee income from related party	58,532	31,433	148,912	62,485
Net investment income	49	76	85	496
Net realized (losses) gains on investments	(58)	13,960	(149)	14,038
Total Revenues	58,523	45,469	148,848	77,019
Expenses
Salaries and related expenses	21,549	9,726	53,782	17,907
Commission expense	8,173	5,891	25,556	9,491
Management fees to related party for administrative support services	—	861	—	5,390
Outsourced services	2,369	1,713	7,623	3,118
Allocation of marketing, underwriting and policy issuance costs from related party	—	333	—	1,872
Other operating expenses	11,974	4,538	25,259	7,801
Acquisition costs	1,453	—	4,372	—
Interest expense	806	2,836	2,525	5,427
Depreciation and amortization	4,380	1,652	10,075	3,699
Amortization of loan discounts and loan costs	62	650	206	1,295
Stock compensation expense	2,586	—	8,791	—
Costs from debt payoff	—	—	13,681	—
Decrease in fair value of warrant redemption liability	—	(8,760)	(1,385)	(2,257)
Gain on disposal of fixed assets	(7)	—	(7)	—
Total Expenses	53,345	19,440	150,478	53,743
Net Income (Loss) before income tax (benefit) expense	5,178	26,029	(1,630)	23,276
Income tax expense (benefit)	1,331	9,101	(1,733)	10,401
Net Income (Loss) Including Non-Controlling Interest in Subsidiary	3,847	16,928	103	12,875
Net Income attributable to Non-controlling interest in subsidiary	59	26	111	68
Net Income (Loss)	$3,788	$16,902	$(8)	$12,807

Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014

Revenues:

Total Fee Income and Fee Income from Related Party. Total fee income and fee income from related party for the three months ended September 30, 2015 was $58.5 million compared to $31.4 million for the three months ended September 30, 2014, an increase of $27.1 million or approximately 86%. The increase in fee income and fee income from related party was primarily related to increases in the volume of business we managed as a result of transactions that occurred in August of 2014 and from acquisitions completed in the first three quarters of 2015.

Total fee income and fee income from related party for the nine months ended September 30, 2015 was $148.9 million compared with $62.5 million for the same period in 2014, an increase of $86.4 million or approximately 138%.  The increase in fee income and fee income from related party was primarily related to increases in the volume of business we managed as a result of transactions that occurred in August of 2014 and from acquisitions completed in the first three quarters of 2015.

For the three and nine months ended September 30, 2015, approximately 66% and 72%, respectively, of our total fee income and fee income from related party was attributable to our contracts with Guarantee Insurance, a related party, and approximately 6% and 8% of our total fee income and fee income from related party was attributable to contracts with our second largest client for both the three and nine months ended September 30, 2015.

For the three and nine months ended September 30, 2014, approximately 76% and 66%, respectively, of our total fee income and fee income from related party was attributable to our contracts with Guarantee Insurance, and approximately 10% and 22%, respectively, of our total fee income and fee income from related party were attributable to our contracts with our second largest client.

Fee Income. Fee income, which represents fee income from non-related parties, for the three months ended September 30, 2015 was $34.8 million compared to $15.6 million for the three months ended September 30, 2014, an increase of $19.2 million.  For the nine months ended September 30, 2015, fee income was $80.1 million compared to $37.9 million for the nine months ended September 30, 2014, an increase of $42.2 million.

Our prices by customer for our brokerage and policyholder services and claims administration services were unchanged for the nine-month period ended September 30, 2015 relative to the nine-month period ended September 30, 2014, and, accordingly, the net increase in fee income was solely related to changes in the volume of business we managed.

Fee Income from Related Party. Fee income from related party for the three months ended September 30, 2015 was $23.8 million compared to $15.8 million for the three months ended September 30, 2014, an increase of $8.0 million. For the nine months ended September 30, 2015, fee income from related party was $68.9 million compared to $24.6 million for the nine months ended September 30, 2014, an increase of $44.3 million.

Our prices by customer for our brokerage and policyholder services and claims administration services were unchanged for the nine-month period ended September 30, 2015 relative to the nine-month period ended September 30, 2014, and, accordingly, the net increase in fee income was solely related to changes in the volume of business we managed.

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

Net Investment Income. Net investment income was $49,000 for the three months ended September 30, 2015 compared to $76,000 for the three months ended September 30, 2014.  For the nine months ended September 30, 2015, net investment income was $85,000 compared with $496,000 for the nine months ended September 30, 2014. Net investment income for the three- and nine-month periods ended September 30, 2014 was principally attributable to a surplus note from prior years.

Expenses:

Salaries and Related Expenses. Salaries and related expenses for the three months ended September 30, 2015 were $21.5 million compared to $9.7 million for the three months ended September 30, 2014, an increase of $11.8 million.

Salaries and related expenses for the nine months ended September 30, 2015 were $53.8 million compared to $17.9 million for the nine months ended September 30, 2014, an increase of $35.9 million.

This increase was principally due to additional salary and salary related costs, beginning August 6, 2014 (as discussed in this Quarterly Report on Form 10-Q), as a result of directly incurring salary and salary related costs associated with our brokerage and policyholder services and administrative support services, including executive management, information technology, accounting, human resources and legal services. Prior to August 6, 2014, we received an allocation for such brokerage and policyholder services costs from Guarantee Insurance Group as described below under “—Allocation of Marketing, Underwriting and Policy Issuance Costs from Related Party” below, and a portion of such administrative support services costs was incurred in the form of a management fee paid to Guarantee Insurance Group as described under “—Management Fees to Related Party for Administrative Support Services”

below. Salary and salary related costs further increased in the period since August 6, 2014 as a result of the new agreement we entered into with Guarantee Insurance to provide all of our brokerage and policyholder services to Guarantee Insurance. In addition, the increase was in part due to an increase in the volume of business we manage.

Commission Expense. Commission expense for the three months ended September 30, 2015 was $8.2 million compared to $5.9 million for the three months ended September 30, 2014, an increase of $2.3 million. For the nine months ended September 30, 2015, commission expense was $25.6 million compared to $9.5 million for the nine months ended September 30, 2014, an increase of $16.1 million. This increase was a direct result of the increased fee income and fee income from related party recognized as a result of the increased volume in business we manage.

Management Fees to Related Party for Administrative Support Services. There were no management fees to related party for administrative support services for the three and nine months ended September 30, 2015 compared to $0.9 million and $5.4 million, respectively, for the three and nine months ended September 30, 2014. Effective August 6, 2014, these support services expenses became incurred directly by us, and from that date forward we no longer pay management fees to Guarantee Insurance Group. Accordingly, beginning August 6, 2014, such expenses, rather than being reflected in this item, are recorded in the line items to which they relate, which are primarily “salaries and related expenses,” “outsourced services” and “other operating expenses.”

Outsourced Services. Outsourced services for the three months ended September 30, 2015 were $2.4 million compared to $1.7 million for the three months ended September 30, 2014, an increase of $0.7 million or approximately 41%. For the nine months ended September 30, 2015 outsourced services were $7.6 million compared to $3.1 million for the nine months ended September 30, 2014, an increase of $4.5 million or approximately 145%. This increase was principally due to the acquisition of Patriot Care Management, effective August 6, 2014.

Allocation of Marketing, Underwriting and Policy Issuance Costs from Related Party. There was no allocation of marketing, underwriting and policy issuance costs from Guarantee Insurance Group, a related party, for the three and six months ended September 30, 2015 compared to $0.3 million and $1.9 million for the three and six months ended September 30, 2014, respectively. Effective August 6, 2014, such costs became incurred directly by us, and from that date forward, Guarantee Insurance Group is no longer allocating these costs to us. Accordingly, beginning August 6, 2014, such expenses, rather than being reflected in this item, are recorded in the line items to which they relate.

Other Operating Expenses. Other operating expenses for the three months ended September 30, 2015 were $12.0 million compared to $4.5 million for the three months ended September 30, 2014, an increase of $7.5 million or approximately 166%.  For the nine months ended September 30, 2015, other operating expenses were $25.3 million compared with $7.8 million for the nine months ended September 30, 2014. The increase of other operating expense corresponds to the direct costs incurred as a result of eliminating management fees and expense allocations from Guarantee Insurance and from increased volume in business we manage.

Acquisition Costs. For the three and nine months ended September 30, 2015, we incurred $1.5 million and $4.4 million of acquisition costs, respectively. These costs were predominantly comprised of salary and related expenses, professional costs and other fees associated with acquisition activities.

Interest Expense. Interest expense for the three months ended September 30, 2015 was $0.8 million compared to $2.8 million for the three months ended September 30, 2014, a decrease of $2.0 million. Interest expense for the nine months ended September 30, 2015, was $2.5 million compared to $5.4 million for the nine months ended September 30, 2014, a decrease of $2.9 million.  The interest expense for the nine months ended September 30, 2015 was comprised of $0.9 million of interest accrued for the PennantPark Debt and the UBS Debt prior to repayment on January 22, 2015 and $1.6 million on the Senior Secured Credit Facility from January 22, 2015 until September 30, 2015. Interest expense for the nine months ended September 30, 2014 was comprised of interest on the PennantPark Debt and UBS Debt then outstanding. The decrease in interest expense was the result of lower outstanding debt balances and more favorable interest rates from refinancing of our debt with more favorable terms.

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2015 was $4.4 million compared to $1.7 million for the three months ended September 30, 2014, an increase of $2.7 million. For the nine months ended September 30, 2015 and 2014, depreciation and amortization was $10.1 million and $3.7 million, respectively, representing a period over period increase of $6.4 million. The increase was attributable mainly to the increased intangible asset amortization associated with our acquisitions.

Amortization of Loan Discounts and Loan Costs. Amortization of loan discounts and loan costs was $0.1 million for the three months ended September 30, 2015, compared to $0.7 million for the three months ended September 30, 2014, a decrease of $0.6 million. For the nine-month periods ended September 30, 2015 and 2014, amortization of loan discounts and loan costs was $0.2 million and $1.3 million, respectively, a decrease of $1.1 million. The decrease was attributable to the write-off of loan discounts and deferred loan costs upon repayment of the PennantPark Debt and UBS Debt on January 22, 2015.

Stock Compensation Expense. The Company recognized $2.6 million of stock compensation expense during the three months ended September 30, 2015 and $8.8 million of stock compensation expense for the nine months ended September 30, 2015.  Stock compensation expense is related to restricted stock and stock option awards. See Note 10, Stock-Based Compensation, for further detail related to these awards and the recognized expense.

Decrease (Increase) in Fair Value of Warrant Redemption Liability. The decrease in fair value of warrant redemption liability was $1.4 million for the nine months ended September 30, 2015 which reflects the change in fair value from estimated valuation on December 31, 2014 to the exercise of the detachable common stock warrants on January 22, 2015. The decrease to the fair value of the warrant redemption liability for the nine months ended September 30, 2014 was $2.3 million. Additionally, there was no remaining warrant redemption liability as of September 30, 2015, and no future fair value adjustments are required.

Cost from Debt Payoff. The Company recognized expenses for “make-whole” payments upon repayment of the PennantPark Debt and UBS Debt on January 22, 2015. These expenses were comprised of $3.8 million to the PennantPark Entities and $0.6 million to UBS.  Additionally, the Company recognized expenses for the write-off of existing deferred financing of $6.3 million and original issue discounts of $3.1 million associated with the PennantPark Debt and UBS Debt upon repayment on January 22, 2015.  Due to the non-recurring nature of these expenses, they are presented separately from interest expense and amortization expense, respectively, in our combined results for the nine months ended September 30, 2015. Total cost from debt payoff was $13.7 million for the nine months ended September 30, 2015.

Income Tax Expense. Income tax expense was $1.3 million for the three months ended September 30, 2015 compared to income tax expense of $9.1 million for the three months ended September 30, 2014, a decrease in income tax expense of $7.8 million. For the nine months ended September 30, 2015 we had an income tax benefit of $1.7 million compared to a $10.4 million income tax expense for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, the effective income tax rates were approximately 43.9%.  The effective tax rate is based on forecasted annual pre-tax income, permanent differences and statutory tax rates.  The main difference in the effective tax rate from the statutory rate is warrants, success based fees, and meals and entertainment.

Net Income:

As a result of the factors described above, net income decreased by $13.1 million to $3.8 million for the three months ended September 30, 2015 as compared to a net income of $16.9 million for the three months ended September 30, 2014.  For the nine months ended September 30, 2015, there was a $0.0 million net loss compared to a $12.8 million net income for the nine months ended September 30, 2014, a decrease of $12.8 million.

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

We believe that our cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the foreseeable future. As of September 30, 2015, our unrestricted cash and cash equivalents were $15.2 million. In addition, as of September 30, 2015, we had $3.2 million of equity and fixed income security investments and $16.3 million of restricted cash, which are funds we receive from our insurance carrier clients and are earmarked exclusively for payments of claims on behalf of such clients. We cannot use restricted cash for other purposes.

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

Cash Flows

The following table summarizes our cash flow activities for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2015	2014	2015	2014
Cash flow activities:
Net Cash Provided by Operating Activities	$2,347	$8,427	$6,991	$15,529
Net Cash Used in Investment Activities	(28,828)	(53,150)	(86,505)	(54,222)
Net Cash Provided by (Used in) Financing Activities	31,797	49,379	90,472	45,058

  Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2015 was $7.0 million compared to $15.5 million for the nine months ended September 30, 2014, a decrease of $8.5 million. The decrease was largely attributable to a $14.1 million reduction in income taxes payable as a result of payments made in 2015 related to the 2014 tax year.  This decrease was partially offset by an increase in cash earnings as reflected in the earlier discussion of Adjusted EBITDA, net of working capital fluctuations.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 was $86.5 million compared to $54.2 million for the nine months ended September 30, 2014, an increase of $32.3 million. This increase was attributable to funding of acquisitions of $74.0 million in 2015 from $52.7 million in 2014, an increase of $21.3 million, the purchase of fixed assets and other long-term assets of $4.6 million in 2015 from $0.4 million in 2014, an increase of $4.2 million, and an increase in restricted cash of $4.5 million in 2015 from $0.7 million in 2014, an increase of $3.8 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 was $90.5 million compared to $45.1 million for the nine months ended September 30, 2014, an increase of $45.4 million. This increase was attributable to the proceeds from the IPO and our new debt structure less the repayment of previous debt and capital lease payments.

Capital Expenditures

For the nine months ended September 30, 2015, we made capital expenditures of $4.6 million attributable to $2.2 million of fixed assets and $2.3 million of capitalized software development. For the nine months ended September 30, 2014, we made capital expenditures of $0.4 million.

Indebtedness

As of September 30, 2015, we had a total of $107.9 million of term loan debt outstanding under our Senior Secured Credit Facility, $10.8 million outstanding under our revolving credit facility, and $2.8 million of capital leases outstanding.

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

As of June 30, 2015, we increased the term loan facility by $20.0 million through two $10.0 million incremental term loans. On August 14, 2015, we entered into a second amendment to the Senior Secured Credit Facility (the “Second Amendment”) which provides for an additional $50.0 million of term loans plus the ability to increase the term loan by an additional $50.0 million under certain conditions. The Second Amendment also added a requirement that until the we deliver a certificate certifying that (a) our total leverage ratio is equal to or less than 2.25 to 1.00 and (b) our Adjusted EBITDA for the twelve-months then ended is at least $70.0 million, the outstanding revolving loans (plus any swing line loans and the aggregate stated amount of all letters of credit) shall not exceed $30.0 million. All other material terms and conditions in the Senior Secured Credit Facility were unchanged by the Second Amendment.

As of September 30, 2015, the outstanding balance under our Senior Secured Credit Facility was $118.7 million (comprised of $107.9 million outstanding under the term loan facility and $10.8 million outstanding under the revolving credit facility), and we had $29.2 million available to borrow under the revolving credit .

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

As of September 30, 2015, we were in compliance with the financial and other restrictive covenants under our outstanding material debt obligations, including our Senior Secured Credit Facility.

Repayment of UBS Credit Agreement

On August 6, 2014, in connection with the Patriot Care Management Acquisition, we and certain of our subsidiaries entered into the UBS Credit Agreement, which provided for a five-year term loan facility in an aggregate principal amount of $57.0 million that would mature on August 6, 2019. The loan was secured by the common stock of Patriot Care Management, Inc. and guaranteed by Guarantee Insurance Group and its wholly owned subsidiaries. Following our initial public offering, on January 22, 2015 we prepaid all outstanding borrowings under the UBS Credit Agreement, including accrued interest and applicable prepayment premium.

Repayment of PennantPark Loan Agreement

On August 6, 2014, in connection with the GUI Acquisition, we and certain of our subsidiaries, as borrowers, and certain of our other subsidiaries and certain affiliated entities, as guarantors, entered into the PennantPark Loan Agreement with the PennantPark Entities, as lenders. Following our initial public offering, on January 22, 2015 we prepaid all outstanding borrowings under the PennantPark Loan Agreement, including accrued interest and applicable prepayment premium.

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

Effect of Recently Issued Financial Accounting Standards

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”, an update to Accounting Standard Codification (“ASC”) Topic 805, Business Combinations.  This update requires that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjusting amounts are determined. The amendment requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued.  We will evaluate this guidance as potential adjustments arise.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The update requires retrospective application. ASU 2015-03 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. Early adoption is permitted but we do not anticipate electing early adoption.  We are currently evaluating the financial impact of this standard.

In August 2014, the FASB issued ASU 2014-15 regarding ASC Topic 205, Presentation of Financial Statements – Going Concern. The updated guidance related to determining whether substantial doubt exists about an entity's ability to continue as a going concern. The amendment provides guidance for determining whether conditions or events give rise to substantial doubt that an entity has the ability to continue as a going concern within one year following issuance of the financial statements and requires specific disclosures regarding the conditions or events leading to substantial doubt. The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted, but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our combined financial statements.

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued a deferral of effective date for this standard.  For public companies this standard applies to annual reporting period beginning after December 15, 2017, including interim reporting periods within that reporting period, and early adoption is not permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations”, regarding ASC Topic 205, Presentation of Financial Statements, and ASC Topic 360, Property, Plant and Equipment. The updated guidance related to reporting discontinued operations and disclosures of disposals of components of an entity. Under the amendment, only those disposals of components of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. Additionally, the elimination of the component's operations, cash flows and significant continuing involvement conditions have been removed. Further, an equity method investment could be reported as discontinued operations. The updated guidance is effective prospectively for all disposals or classifications as held for sale that occur within annual periods beginning after December 15, 2014. The adoption of this guidance has not had a material impact on our combined financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, allow an emerging growth company to take advantage of specified reduced reporting requirements. In particular, the JOBS Act provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We have elected to take advantage of such extended transition period, and, as a result, we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not emerging growth companies.

Reconciliations to Non-GAAP Key Performance Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Reconciliation from Net Income (Loss) to Adjusted EBITDA:
Net Income (Loss)	$3,788	$16,902	$(8)	$12,807
Income tax expense (benefit)	1,331	9,101	(1,733)	10,401
Interest expense	806	2,836	2,525	5,427
Depreciation and amortization	4,442	2,302	10,281	4,994
EBITDA	10,367	31,141	11,065	33,629
Net realized losses (gains) on investments	58	(13,960)	149	(14,038)
Costs from debt payoff	—	—	13,681	—
Decrease in fair value of warrant redemption liability	—	(8,760)	(1,385)	(2,257)
Stock compensation expense	2,586	—	8,791	—
Acquisition costs	1,453	—	4,372	—
Severance expense	172	—	172	—
Gain on disposal of fixed assets	(7)	—	(7)	—
Adjusted EBITDA	$14,629	$8,421	$36,838	$17,334
Calculation of Adjusted EBITDA margins:
Total Fee Income	$58,532	$31,433	$148,912	$62,485
Adjusted EBITDA	14,629	8,421	36,838	17,334
Adjusted EBITDA margins	25.0%	26.8%	24.7%	27.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Reconciliation to Operating Cash Flow:
Adjusted EBITDA (calculated above)	$14,629	$8,421	$36,838	$17,334
Less: Income tax expense	(1,331)	(9,101)	—	(10,401)
Less: Interest expense	(806)	(2,836)	(2,525)	(5,427)
Less: Purchase of fixed assets and other long-term assets	(1,741)	(172)	(4,565)	(437)
Operating cash flow	$10,751	$(3,688)	$29,748	$1,069

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Reconciliation from Net Cash Provided by Operating Activities to Operating Cash Flow:
Net Cash Provided by Operating Activities	$2,347	$8,427	$6,991	$15,529
Changes in certain assets and liabilities:
Increase (decrease) in:
Fee income receivable	3,196	346	8,212	719
Fee income receivable from related party	5,538	4,334	10,153	4,849
Other current assets	543	32	1,715	85
Decrease (increase) in:
Net payable to related parties	922	(1,054)	(781)	(3,618)
Deferred claims administration services income	(686)	(200)	(539)	(569)
Net advanced claims reimbursements	3,353	(196)	(237)	(629)
Income taxes payable, net of income tax benefit of $1.7 million for the nine months ended september 30, 2015 and $0 in 2014, respectively	(944)	(8,052)	12,348	(8,833)
Accounts payable and accrued expenses	(3,286)	(7,538)	(11,963)	(8,593)
Net income or (loss) attributable to business generated by GUI, exclusive of depreciation expense	—	39	—	2,252
Net (income) loss attributable to non-controlling interest in subsidiary	(59)	(26)	(111)	(68)
Deferred income taxes	—	472	—	482
Early payment penalties on repayment of debt	—	—	4,339	—
Acquisition costs	1,453	—	4,372	—
Severance expense	172	—	172	—
Gain on disposal of fixed assets	(7)	—	(7)	—
Provision for uncollectible fee income, not related to Ullico	(50)	(100)	(351)	(100)
Purchase of fixed assets and other long-term assets	(1,741)	(172)	(4,565)	(437)
Operating cash flow	$10,751	$(3,688)	$29,748	$1,069

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Reconciliation from Net (Loss) Income to Adjusted Earnings:
Net Income (Loss)	$3,788	$16,902	$(8)	$12,807
Net realized losses (gains) on investments	58	(13,960)	149	(14,038)
Costs from debt payoff	—	—	13,681	—
Decrease in fair value of warrant redemption liability	—	(8,760)	(1,385)	(2,257)
Stock compensation expense	2,586	—	8,791	—
Acquisition costs	1,453	—	4,372	—
Severance expense	172	—	172	—
Gain on disposal of fixed assets	(7)	—	(7)	—
Income tax effect related to reconciling items	(1,662)	8,861	(10,051)	6,355
Adjusted Earnings	$6,388	$3,043	$15,714	$2,867
Calculation of Adjusted Earnings Per Common Share
Basic	$0.24	$0.19	$0.60	$0.19
Diluted	0.23	0.17	0.60	0.18
Weighted Average Common Shares Outstanding
Basic	26,802	16,368	26,006	14,981
Diluted	27,940	17,551	26,388	16,183

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2015, we were not subject to any material interest rate risk or credit risk, and we had no exposure to foreign currency risk.

ITEM 4.	CONTROLS AND PROCEDURES

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

2.1

Agreement and Plan of Merger dated as of April 17, 2015, by and among Patriot National, Inc., Vikaran Technology Solutions, Inc., Vikaran Solutions, LLC and certain members of Vikaran Solutions, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 20, 2015 (File No. 001-36804))

2.2

Stock Purchase Agreement dated as of July 9, 2015, by and between Patriot Risk Services, Inc. and CWIBenefits, Inc. (incorporated by reference to Exhibit 2.15 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2015 (File no. 001-36804))

2.3

Membership Interest Purchase Agreement dated as of July 20, 2015, by and between Patriot National, Inc. and Global HR Research LLC, In Touch Holdings LLC, the members of Global HR Research LLC, and Brandon G. Phillips (the “Global HR Membership Interest Purchase Agreement”) (incorporated by reference to Exhibit 2.16 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2015 (File no. 001-36804))

2.4

Amendment No. 1 to the Global HR Membership Interest Purchase Agreement, dated as of August 21, 2015, by and between Patriot National, Inc. and Global HR Research LLC, In Touch Holdings LLC, the members of Global HR Research LLC, and Brandon G. Phillips

2.5	Asset Purchase Agreement dated as of August 14, 2015, by and between TriGen Insurance Solutions, Inc. and Restaurant Coverage Associates, Inc.

2.6	Asset Purchase Agreement dated as of August 14, 2015, by and between Patriot Risk Services, Inc. and Risk Control Associates, Inc.

2.7	Facilitation Agreement dated as of October 29, 2015, by and between TriGen Insurance Solutions, Inc. and The Carman Corporation

3.1

Amended and Restated Certificate of Incorporation of Patriot National, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015 (File no. 001-36804))

3.2	Amended and Restated By-Laws of Patriot National, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015 (File no. 001-36804))

10.1	Second Amendment to the Credit Agreement, dated as of August 14, 2015, by and among Patriot National, Inc., the lenders party thereto and BMO Harris Bank N.A., as administrative agent

10.2*	Patriot National, Inc. Acquisition Incentive Plan Under the Patriot National, Inc. 2014 Omnibus Incentive Plan

31.1	Certificate of Steven M. Mariano, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Thomas C. Shields, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

PATRIOT NATIONAL, INC.

Date: November 12, 2015	By:	/s/ Thomas C. Shields
Executive Vice President, Chief Financial Officer
& Treasurer, Authorized Signatory