Form 10-K
period 2015-12-31
Patriot National, Inc.
filed 2016-03-21
CIK 1619917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $160,537,888.

The number of shares of the registrant’s common stock outstanding on March 14, 2016 was 27,176,441.

PATRIOT NATIONAL, INC.

FORM 10-K TABLE OF CONTENTS

YEAR ENDED DECEMBER 31, 2015

PART I

Forward-Looking Statements

This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, strategies, assumptions, future revenues or performance, financing needs, business trends or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “estimate,” “expect,” “seek,” “project,” “potential,” “intend,” “strive,” “plan,” “may,” “might,” “will,” “would,” or “should” or, in each case, their negative or other variations or comparable terminology. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

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

Terms Used in this Annual Report on Form 10-K

Unless otherwise specified or the context requires otherwise, the following terms used in this Annual Report on Form 10-K have the meanings ascribed to them below:

●	references to “Patriot,” “Patriot National,” the “Company,” “we,” “us,” or “our” in this report refer to Patriot National, Inc. and its consolidated subsidiaries unless the context requires otherwise.
●	references to the “2014 Acquisitions” refer to both the GUI Acquisition and Patriot Care Management Acquisition together;
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

●

references to the “Back-to-Back agreement” refer to the agreement executed in connection with the PIPE between Mr. Mariano and the Company effective as of December 13, 2015, pursuant to which we would purchase a number of shares of our common stock owned by Mr. Mariano equal to 60% of the shares to be issued in connection with the exercise of the Old Warrants;

●	references to “bundled” services refer to arrangements where we provide two or more services to a client;
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

●

references to the “Global HR Acquisition” refer to our acquisition, effective August 21, 2015, of Global HR Research LLC as described in “Business—Our History and Organization” and “Selected Financial Data;”

●

references to “Guarantee Insurance” refer to Guarantee Insurance Company, and references to “Guarantee Insurance Group” refer to Guarantee Insurance Group, Inc. (f/k/a Patriot National Insurance Group, Inc.), the parent company of Guarantee Insurance, entities that are both controlled by Steven M. Mariano, our founder, Chairman, President and Chief Executive Officer;

●

references to the “GUI Acquisition” refer to our acquisition, effective August 6, 2014, of contracts to provide marketing, underwriting and policyholder services and related assets and liabilities from a subsidiary of Guarantee Insurance Group, as described in “Business—Our History and Organization” and “Selected Financial Data;”

●	references to “IE” refer to PN InsuranceExpert, previously known as “Workers’ Compensation Expert” or “WCE;”
●

references to the “New Series A Warrants”, the “New Series B Warrants” or together, the “New Warrants” refer to the warrants issued to the PIPE Investors pursuant to the rescission and exchange agreements entered into on December 23, 2015 whereby the Old Warrants were exchanged for the New Warrants;

●

references to the “Old Series A Warrants”, the “Old Series B Warrants” or together, the “Old Warrants” refer to the warrants issued to the PIPE Investors pursuant to the Securities Purchase Agreement effective December 13, 2015 by and among Mr. Mariano, the Company and the PIPE Investors;

●

references to the “Patriot Care Management Acquisition” refer to our acquisition, effective August 6, 2014, of a business that provides nurse case management and bill review services (the “Patriot Care Management Business”), as described in “Business—Our History and Organization” and “Selected Financial Data;”

●	references to “Patriot National,” “our company,” “we,” “us” or “our” refer to Patriot National, Inc. and its direct and indirect subsidiaries;
●	references to the “PennantPark Entities” refer to PennantPark Investment Corporation, PennantPark Floating Rate Capital Ltd., PennantPark SBIC II LP and PennantPark Credit Opportunities Fund LP;
●

references to the “PennantPark Loan Agreement” refer to the amended and restated first lien term loan agreement, dated as of August 6, 2014 between, among others, us and certain of our subsidiaries, as borrowers, certain of our other subsidiaries and certain affiliated entities, as guarantors, and the PennantPark Entities, as lenders;

●

references to the “PIPE” refer to the private investments made by Tenor Capital Management (through Alto Opportunity Master Fund, SPC), Heights Capital Management (through CVI Investments, Inc.) and Hudson Bay Capital Management (through Hudson Bay Master Fund Ltd.) (together the “PIPE Investors”) in December 2015;

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

●

references to the “Reorganization” refer to Patriot National’s incorporation in Delaware in November 2013 as a holding company and the consolidation of various entities operating our business that had been under the common control of Mr. Mariano, and the separation of our insurance services business from the insurance operations of Guarantee Insurance;

●

references to “turnkey” refer to arrangements where we provide both front-end services such as brokerage, underwriting and policyholder service, and back-end services such as claims adjudication and administration services to an insurance carrier client;

●

references to the “UBS Credit Agreement” refer to the credit agreement, dated as of August 6, 2014 between, among others, us and certain of our subsidiaries, the lenders party thereto and UBS Securities LLC, as lead arranger, bookmanager, documentation agent and syndication agent.

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

Item 1. Business

Our Company

We are an independent national provider of comprehensive technology-enabled insurance and employer solutions. Our products and services help insurance carriers, employers and other clients mitigate risk, comply with complex regulations, and save time and money. We offer end-to-end insurance-related and specialty services that allow our clients to improve efficiencies and reduce expenses through our value added processes.  The core of our value proposition includes the benefit of a “one-stop” solution with our broad array of services, scalable state-of-the-art technology, and support for complex business and regulatory processes.

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

Our strategy is to grow organically as well as through acquisitions. Our organic growth is rooted in leveraging our proprietary business processes, strong distribution relationships and advanced technology infrastructure to attract new clients as well as expanding the services provided to existing customers.  Concurrently, by acquiring complementary competencies, technologies and other capabilities, we can enhance our value proposition for clients.  We have experienced significant organic growth in our client base and revenues as a result of strong industry trends and continued demand for outsourcing and technology-enabled insurance and specialty services.  Additionally, many of our services have become more integrated into wide-reaching employer functions, and in many cases have become mandatory, either by law or pursuant to commercial contracts or industry standard practices, such as background checks, fraud investigation and health care cost containment.  Key to our organic growth has been our ability to convert “unbundled” carriers (carriers who use just one of our services) into “bundled” carriers (carriers who use two or more of our services) and “bundled” carriers into “turnkey” carriers (carriers who use both front-end services and back-end services). Our acquisition strategy builds on our organic growth philosophy—we acquire high-performing businesses that have services we can also sell to our existing clients.

Our longstanding expertise in the workers’ compensation sector of the insurance industry forms a strong foundation for our comprehensive portfolio of technology-enabled outsourcing solutions.  We leverage our expertise in the workers’ compensation sector to other sectors of the insurance industry and by offering other complementary services for our target market, which includes insurance carriers, local governments, reinsurance captives and other employers.

Our proprietary technology enables us to provide services rapidly and, we believe, at a lower cost than our competitors.  The basis of our technology is the PN InsuranceExpert (“IE”) system.  The IE system is a web based end-to-end software system that provides all of the functions required by insurance carriers, managing general agents and third-party administrators.  The IE system is designed to facilitate data communication with legacy systems, which allows us to quickly interface with our clients’ existing systems and provides improved data analytics.  Moreover, we have several workflow tools that allow us to automate our proactive claims administration system, which we call SWARM process, and our utilization review process using our DecisionUR product.  We also have tools to streamline the payment process, such as InsurePay, which allows carrier clients to collect premiums for workers’ compensation insurance at the time payroll is paid by the policyholder.

Our revenue was $209.8 million for the year ended December 31, 2015 and $117.3 million for the year ended December 31, 2014. Our net loss for the period ended December 31, 2015 was $5.4 million and net income of $10.04 million for the period ended December 31, 2014. See “Selected Financial Data” for additional information.

Patriot National, the Patriot National logo, PN InsuranceExpert, InsurePay, DecisionUR, SWARM, and other trademarks or service marks of Patriot National appearing in this report are the property of Patriot National. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders. We have generally omitted the ® and TM designations, as applicable, for the trademarks used in this report.

Patriot National, Inc. (f/k/a Old Guard Risk Services, Inc.) was incorporated in Delaware in November 2013. We completed our initial public offering in January 2015 and our common stock is listed on the New York Stock Exchange under the symbol “PN.”  For information regarding recent developments of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Events.”

Our Services

The Company operates in one segment. Our services are provided as a comprehensive set of solutions tailored to the specific needs of each client. Currently, our primary categories of services include:

●	“Front-end services” such as brokerage, underwriting and policyholder services as well as reinsurance captive management;
●

“Back-end services” such as claims administration services, including a number of specialty services such as healthcare cost containment services, investigative services, loss control services, transportation and translation services, lien resolution and legal bill review;

●

Technology services and solutions which may be incorporated into the delivery of back-end services or provided on a standalone basis including DecisionUR, InsuranceExpert and InsurePay (each offered through a software-as-a-service (“SaaS”) model); and

●	Human capital management services including pre-employment screening, background checks, drug screening, and talent assessment.

Front End Services: Brokerage and Policyholder Services

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

The activities we perform in this capacity for our carrier partners may include marketing, underwriting and appointment of other agents. We place the workers’ compensation insurance products of our carrier partners through a national network of over 1,000 independent retail agencies nationwide. We invest a substantial amount of time in developing relationships with our agencies, and we believe that these relationships allow us to place policies on behalf of our carrier partners. For additional information about our independent retail agency network, see “—Our Sales and Marketing—Underwriting Business Production.”

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

As of December 31, 2015, we were providing services to 61 reinsurance captive entities with $107.1 million of combined premiums in force. These reinsurance captive entities are generally domiciled in the Cayman Islands, the Bahamas, or the State of Delaware.

Back End Services: Claims Administration Services

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

SWARM - Our Claims Administration Process

Our propriety SWARM process is the centerpiece of our claims administration services. The SWARM process is a high-touch, front-end loaded approach to claims processing that permits a multi-faceted, team-based rapid response to all new claims. The SWARM process is in particular supported and facilitated by our IE technology platform.

 This process facilitates the review of all aspects of our clients’ claims, quickly and proactively, and can involve, as required, several or all of our major functional areas:

•Claims Adjustment: providing general oversight and management;

•Subrogation: identifying and pursuing recovery options against third parties;

•Nurse Case Management: assisting in resolving claims and returning injured claimants to work and generally working to contain the healthcare costs component of claims; and

•Special Investigative Unit (“SIU”): conducting due diligence and background checks and fraud investigations.

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

The core principles of the SWARM process are the following:

●

Widespread Initial Contact.   Personnel in all of our major functional areas (including nurse case management where onsite attendance is permitted) receive alert of the claim instantaneously via our IE platform upon the report of a claim to us by our clients (see “—Our Technology Services—PN InsuranceExpert”). We believe this widespread initial notice differentiates us from our competitors, some of whom first channel claims through a single claims adjuster, which can become a “single point of failure” by not identifying an issue that our specialists can identify as an initial matter.

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

●

Real-Time Analysis.   Through our state-of-the-art IE system and information systems infrastructure, each as further described below, we maintain thorough and accurate claims data, which allows timely and accurate reporting and analysis. For example, our technology platform enables the SIU personnel to conduct real-time medical canvassing and identity checks onsite and communicate findings to the claims adjuster.

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

●

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

●

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

●

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

●

Transportation and Translation.   Transportation services include ambulatory, wheelchair, advanced life support and air ambulance services for claimants. Translation services include onsite and telephonic translation, as well as transcription. These services are provided through outside service providers and were added to our services in connection with the SWARM process. Transportation and translation services complement the investigative process and enhance communication with, and location tracking capabilities of, the claimant at any given time.

●

Lien Resolution.   Due to California’s specific regulatory scheme, we offer workers’ compensation lien resolution solutions in the state of California, including lien negotiation, disputed bill analysis, claim consultation and analysis and bulk settlement services. While not a significant contributor to our revenues or income to date, we believe this offering adds to the breadth of our services and enhances our marketing opportunities.

●

Legal Bill Review.   This service, which is provided through outside service providers, provides cost saving opportunities for claims departments of insurance companies nationally in connection with claim defense costs, including through a structured audit process to verify the appropriate amount of legal payments and eliminate the potential for unnecessary or fraudulent charges.

Our Technology Services

PN InsuranceExpert (“IE”)

In August 2013, in conjunction with a technology vendor, we developed and implemented our IE system, a scalable technology platform for which we have developed proprietary customizations, that handles the entire billings and claims administration process, from the initial issuance of policies to settlement of claims. Our IE system is the cornerstone of our SWARM claims management process, and we believe it provides:

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

The IE system is a web-based end-to-end software platform that provides the following functions, among others: agency point of sale, application processing, policy underwriting, billing and claims administration, statistical and financial reporting, audit processing, electronic data interchange reporting (allowing participants to exchange documents and data electronically based on a shared technology standard), third party interfaces and content management.

The IE system was designed with a robust, modular architecture to provide flexibility to integrate new carriers and acquired businesses. For example, the IE system is compatible with the legacy systems of our insurance carrier clients. We also believe that it can be utilized in lines of business outside of the workers’ compensation insurance industry.

We believe the IE system can drive cost efficiencies by automating issuance and underwriting of new policies, increasing our staff productivity and lowering IT costs and reducing client acquisition costs. Our aim is to continue to modernize user interfaces, and to streamline the delivery of this information to our clients, giving more rapid feedback and putting real-time information in the hands of our clients. For example, through the IE system we are able to assist our clients in their compliance efforts by providing data gathering and generation for regulatory reporting. We also offer individual IE services under a software-as-a service model.

DecisionUR

     Our DecisionUR software is a SaaS based platform that automates and governs utilization review decisions, produces statutory compliant records and certification, and can automate approval of certain approved protocols to expedite the workers compensation claims process. Features of the software include: evidence based determinations for the majority of treatment requests; streamlined process for documenting, issuing, and tracking all requests and determinations; and compliance with regulatory requirements to avoid penalties.

InsurePay

     Through the secure, cloud-based SaaS platform, InsurePay enables businesses to pay their workers’ compensation premiums each pay period based on actual payroll and class codes rather than generated estimates.  This accurate and flexible approach reduces operational costs for insurance carriers and policyholders.  Through real-time processing, policyholders can reduce or eliminate large down payments and avoid year-end audit discrepancies, and insurance carriers are able to eliminate billing, collections and auditing costs.

IT Infrastructure

Our information technology division provides support and access to our information systems infrastructure, including software applications, hardware, and communications. Our production data centers are located in Boca Raton, Florida, Jacksonville, Florida, and Santa Clara, California. Each data center functions as both production and disaster recovery for multiple services. Our offices are connected to the centers via a redundant mix of private networks and VPN connectivity. We have sought to design our data and telecommunication infrastructure for security and scalability. All external data connections via the Internet go through a redundant option of a local Internet Service Provider or through our data centers.  External connections are protected by a firewall and an Intrusion Detection System. To promote recoverability, backups are performed daily and stored locally on disk based, de-duplication appliances which are replicated to offsite locations on a continual basis.

Our Human Capital Management Services

In August 2015, through the Global HR Acquisition, we added pre-employment background screening, assessment and acquisition solutions to our employer service offerings.

Our Clients

We provide agency, underwriting and/or policyholder services to our insurance carrier clients, including Guarantee Insurance Company, Zurich Insurance Group Ltd. (“Zurich”), American International Group, Inc. (“AIG”), and Scottsdale Insurance Company (“Scottsdale”). We also provide claims administration services to our insurance carrier clients and other clients including over 200 local government or municipal entities and other insurance services providers. Additionally, we provide reinsurance captive entity design and management services for a number of reinsurance clients. Our pre-employment screening and background check services are provided to a wide variety of employers across various industries.

The fees we receive are based, depending on the service provided, upon a percentage of reference premiums, flat monthly fees, hourly fees or the savings we achieve, among other metrics.

As of March 14, 2016, Mr. Mariano, our founder, Chairman, President and Chief Executive Officer, beneficially owns 53.8% of the outstanding shares of our common stock and substantially all of the outstanding equity of Guarantee Insurance Group. Therefore, our transactions with Guarantee Insurance Group and its subsidiaries, including Guarantee Insurance and GUI, are related party transactions. See “Certain Relationships and Related Transactions and Director Independence—Relationship and Transactions with Guarantee Insurance Group and Guarantee Insurance.”

A portion of the fees that we receive from Guarantee Insurance pursuant to the Services Agreements and the Program Administrator Agreement are for Guarantee Insurance’s account (which we recognize as “fee income from related party”) and a portion of the fees are for the account of reinsurance captive entities to which Guarantee Insurance has ceded a portion of its written risk (which we recognize as “fee income”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal Components of Financial Statements—Revenue.” As a result, a substantial portion of fee income we recognize from non-related parties is nevertheless derived from our relationship with Guarantee Insurance. For the year ended December 31, 2015 and 2014, 69% and 71% respectively of total fee income and fee income from related party were attributable to contracts with Guarantee Insurance, and our fee income from related party was $86.9 million and 46.9 million.

Other than Guarantee Insurance, none of our current clients accounted individually for more than 10% of our total revenues for the year ended December 31, 2015.

Our Sales and Marketing

New Clients

Our management team leads our efforts to acquire new insurance carrier and other clients, by leveraging their insurance industry expertise and relationships. Among the targets of such efforts are, for example, insurance carriers that are present in the workers’ compensation space but wish to outsource certain administrative services, including to better manage cyclicality, and carriers who are unable or unwilling to fully enter the workers’ compensation services space themselves but feel the need, or are legally required, to offer workers’ compensation insurance products to their customers.

Underwriting Business Production

Our underwriting business production efforts on behalf of our insurance carrier clients are managed by four regional vice presidents covering five regions (Gulf Coast, Southeast, Midwest, West, and Northeast) who are responsible for independent retail agency relationships and new business generation in their regions. We produce and place policies on behalf of our carrier partners through the combination of in-house efforts and our national network of independent retail agencies, as described below. We also generate reinsurance captive entity design and management business through our independent retail agency network.

We select agencies based on several key factors, such as size and scope of the agencies’ operations, loss ratio of its existing business, targeted classes of business, reputation of the agencies and their business philosophy. We target agencies that we believe share our service philosophy and that we expect will be able to send us the quality of business we are seeking. We invest a substantial amount of time in developing relationships with our agencies. As of December 31, 2015 and 2014, respectively, we had direct contracts with approximately 3,000 and 1,066 independent, non-exclusive retail agencies across the Gulf Coast, Southeast, Midwest, West, and Northeast.

We assign marketing representatives and underwriters to collaborate with our agencies based on relationships with agencies and not necessarily based on geographic area. Our marketing efforts directed at agencies are implemented by our field underwriters, marketing staff and client services personnel. These personnel work with these agencies in making sales presentations to potential policyholders. Additionally, each year we hold annual planning meetings with our agencies to discuss the prior year’s results and to determine financial goals for the coming year.

Cross-Selling

Additionally, through our acquisitions, we leverage our expanding network of customers, products and services, and geographic presence in order to market products from one area of the company to existing clients in another area. To promote our cross-selling efforts, we have implemented a referral program with our national network of agents whereby they may receive referral fees for successfully placing referrals across our various service offerings. The material terms of these referral arrangements vary.

Our Competition

The market for workers’ compensation insurance services is highly competitive. In competing to offer our services to insurance carriers, we compete based on pricing, quality and scope of available services, underwriting practices, reputation and reliability, ability to reduce claims expenses, customer service and general experience. In competing to place business on behalf of our carrier partners, competition is also based on the product offerings, premium pricing and financial strength and reputation of our carrier partners. Our competitors are national and regional insurance companies that provide services similar to ours through in-house capabilities or separate divisions, and other workers’ compensation insurance agencies and service providers, many of which are significantly larger and possess considerably greater financial, marketing and other resources than we do. As a result of this scale, they may be able to capitalize on lower expenses to offer more competitive pricing.

For our brokerage and policyholder services, we believe we compete with numerous national wholesale agents and brokers, as well as insurance companies that sell directly to customers. For our claims administration services, we compete with numerous businesses of varying sizes that offer claims management, cost containment, and/or other services that are similar to those that we offer. With respect to our outsourced services business in particular, we also compete with insurance companies that service their policies in-house rather than outsourcing to a provider like us. In all of the services we provide, we also compete with numerous smaller market participants that may operate in a particular geographic area or segment of the market.

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

Privacy Regulations

In 1999, Congress enacted the Gramm-Leach-Bliley Act (“GLBA”), which, among other things, protects consumers from the unauthorized dissemination of certain personal information. Subsequently, a majority of states have implemented additional regulations to address privacy issues. These laws and regulations apply to all financial institutions, including insurance and finance companies, and require us to maintain appropriate policies and procedures for managing and protecting certain personal information of our policyholders and to fully disclose our privacy practices to our policyholders. We may also be subject to future privacy laws and regulations, which could impose additional costs and impact our business, financial condition and results of operations.

In 2000, the National Association of Insurance Commissioners, or the NAIC, adopted the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with GLBA. In 2002, to further facilitate the implementation of GLBA, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of policyholder information. We have established policies and procedures to comply with GLBA and other similar privacy laws and regulations.

Consumer Protection Laws and Regulations

Our pre-employment background screening and verification business is subject to compliance with the Fair Credit Reporting Act (FCRA) which is a federal law that governs the use and sharing of consumer information provided by a consumer reporting agency.

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

Our Employees

As of December 31, 2015 and 2014, we had approximately 1145 and 560 employees, respectively. We have entered into employment agreements with Mr. Mariano and each of our other executive officers. None of our employees is subject to any collective bargaining agreement. We believe that our employee relations are good.

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

The consolidated financial statements of Patriot National are comprised of (a) the financial statements of us and those of our subsidiaries which became our subsidiaries in the Reorganization, (b) the results of the Patriot Care Management Business which are reflected in our consolidated financial statements from August 6, 2014, the effective date of the Patriot Care Management Acquisition, and (c) the revenues and expenses associated with the contracts and certain other assets acquired and liabilities assumed in the GUI Acquisition from GUI, a wholly owned subsidiary of Guarantee Insurance Group and a related party by virtue of common control between us and Guarantee Insurance Group, which became effective August 6, 2014 and (d) the financial results of the companies we acquired in 2015 (see Note 3 to our consolidated financial Statements, “Business Combinations”).

Because we and the subsidiaries we acquired in the Reorganization are under common control, and the contracts acquired in the GUI Acquisition were acquired from an entity under common control, our consolidated financial statements are presented as if all of these companies and businesses, were owned by us for all of the periods presented, as further described in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We own 100% of the subsidiaries that comprise our insurance services business, with the exception of Contego Services Group, LLC, in which Mr. Mariano maintains a 3% membership interest and DecisionUR, LLC in which a 1.2% membership interest was retained by Kevin Hamm.

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

The activities comprising our business were historically conducted through various entities under common control with, or as part of the operations of, Guarantee Insurance and its other affiliates, and our business has only been consolidated under Patriot National and separated from the insurance risk taking operations of Guarantee Insurance Group since November 2013. In addition, we have only completed the GUI Acquisition and the Patriot Care Management Acquisition as of August 2014. As a result, our history as a stand-alone entity is limited. Our historical financial condition and results of operations included in this Annual Report on Form 10-K may not reflect what our business, financial condition, results of operations and cash flows would have been had we been a stand-alone, combined, publicly-traded company during the periods presented or what our business, financial condition, results of operations and cash flows will be in the future when we are such a company. As a result, you have limited information on which to evaluate our business. This is primarily because:

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

●

Since our initial public offering in January 2015, our capital structure and sources of liquidity changed significantly from our historical capital structure and sources of liquidity prior to the initial public offering presented in our historical consolidated financial statements prior to 2015.

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

The frequency of workers’ compensation claims has been declining over the past few decades, but the severity of claims, in terms of both indemnity payment costs and medical costs, has generally increased. If, as a result of market conditions, regulatory changes or other factors, claims frequency declines more than anticipated, or if claims severity declines, our business could be adversely impacted. In addition, a prolonged economic downturn could lead to fewer workers on a national level and could lead to fewer work-

related injuries. Technological innovations and changes in the character of the U.S. labor market over time could also lead to fewer work-related injuries and thus fewer workers’ compensation claims.

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

A substantial portion of our total fee income and fee income from related party is generated by providing brokerage and policyholder and claims administration services to Guarantee Insurance. A portion of the fees that we receive from Guarantee Insurance pursuant to our agreements are for Guarantee Insurance’s account (which we recognize as “fee income from related party”) and a portion of the fees are for the account of reinsurance captive entities to which Guarantee Insurance has ceded a portion of its written risk (which we recognize as “fee income”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal Components of Financial Statements—Revenue.” As a result, a substantial portion of fee income we recognize from non-related parties is nevertheless derived from our relationship with Guarantee Insurance. For the year ended December 31, 2015, we recognized an aggregate of $209.8 million in total fee income and fee income from related party pursuant to contracts with Guarantee Insurance, and our fee income from related party was $86.9 million. Our total fee income and fee income from related party pursuant to contracts with Guarantee Insurance and our fee income from related party constituted 69% and 41%, respectively, of our total fee income and fee income from related party for the year ended December 31, 2015.

Although we intend to expand our relationships with additional carrier partners and our service offerings to third-party clients, we expect we will continue to be significantly impacted by the overall business levels of Guarantee Insurance, Zurich, AIG and Scottsdale. While we have a limited ability to affect their business levels through the services we provide, their business levels are largely impacted by many factors outside of our control. For example, the general effects of economic and labor market conditions on business levels, a variety of market or regulatory factors can impact our carrier partners’ decisions regarding the markets they enter, the products they offer and the industries they target. In addition, their business levels will depend on their ability to attract and retain policyholders, which can be impacted by their competitiveness in terms of financial strength, ratings, reputation, pricing, product offerings (including alternative market offerings) and other factors that independent retail agencies and policyholders consider attractive. A reduction in the business levels of our carrier partners would result in a reduction of the services we provide to them and the amount of revenues we generate from such services, which, assuming we have not expanded our relationships with additional carrier partners or other clients, could represent a significant portion of our revenues. Further, if the premium rates assessed by our carrier partners decreased, we would experience a corresponding decrease in the revenues that we derive from these carrier partners because a significant portion of the fee revenue we receive from providing services to them is based on a percentage of reference premiums written for the policies that we produce and service. We do not have any ability to control such rates, and in certain states premium rates are established by regulation. Further, our insurance carrier clients may in the future seek to reduce the service fees paid to us.

Our carrier partners also have the ability to terminate their agreements with us under certain circumstances, as described in more detail under “Business—Clients”. In addition, some of our clients may cease offering workers’ compensation products, or cease operations completely. For example, in March 2012 we were forced to terminate our program administrator agreement with Ullico, one of our insurance carrier clients, and to commence a process to wind-down our program under this agreement. The basis for termination, pursuant to the agreement, was the sudden and substantial deterioration of Ullico’s financial position and results of operations

In the event our carrier partners terminate their agreements with us, our clients cease offering workers’ compensation products, our clients cease operations completely, or under certain other circumstances, we could experience a significant decrease in revenue. Under such circumstances, we would attempt to replace that relationship and transition the business to another carrier partner. However, there can be no assurance that we would be able to do so successfully or at all.

Further, we are subject to counterparty credit risk due to our dependence on a small number of insurance carrier clients. Although we monitor our exposure to counterparty credit risk, if any of these clients ceases doing business or fails to perform its obligations under our contracts with them, our business, financial position and results of operations would be materially adversely affected.

For more information about Guarantee Insurance, see “Certain Relationships and Related Transactions and Director Independence—Relationship and Transactions with Guarantee Insurance Group and Guarantee Insurance.”

Our relationship with Guarantee Insurance may create conflicts of interest, and we cannot be certain that all our transactions with Guarantee Insurance will be conducted on the same terms as those available from unaffiliated third parties.

As of March 14, 2016, Mr. Mariano, our founder, Chairman, President and Chief Executive Officer, beneficially owned 53.8% of the outstanding shares of our common stock and substantially all of the outstanding equity of Guarantee Insurance Group, the parent company of Guarantee Insurance. As such, we cannot assure you all of our transactions with Guarantee Insurance will be on the same terms as those available with unaffiliated third parties or that the affiliation will not otherwise impact our actions in a manner that is adverse to us or our stockholders. Although most of our operations were separated from Guarantee Insurance and consolidated under Patriot National, Inc. in the Reorganization in November 2013, a substantial portion of our revenues is generated through our relationship with Guarantee Insurance. Our total fee income and fee income from related party pursuant to contracts with Guarantee Insurance and our fee income from related party constituted 69% and 41%, respectively, of our total fee income and fee income from related party for the year ended December 31, 2015. Furthermore, through the 2014 Acquisitions, we acquired contracts to provide marketing, underwriting and policyholder services and our Patriot Care Management Business from entities controlled by Mr. Mariano. Concurrently, we also entered into a new agreement with Guarantee Insurance to provide all such services that GUI had provided to Guarantee Insurance, its parent, prior to the GUI Acquisition.

Although Mr. Mariano is no longer a board member or officer of Guarantee Insurance Group or Guarantee Insurance, and we have implemented a related party transaction policy in connection with this offering, because of his ownership position in Guarantee Insurance Group, Mr. Mariano’s interests in our dealings with Guarantee Insurance may not align with our other stockholders. See “Certain Relationships and Related Party Transactions and Director Independence.”

We have acquired 17 insurance and other services firms in a short period of time and we have limited experience integrating the operations of companies or businesses that we have acquired and may incur substantial costs in connection therewith which could adversely affect our growth and results of operations.

We have acquired 17 insurance and other services firms in a short period of time. We believe that similar acquisition activity will be important to maintaining comparable growth in the future. Failure to successfully identify and complete acquisitions would likely result in slower growth. Even if we are able to identify appropriate acquisition targets, we may not be able to execute transactions on favorable terms or integrate targets in a manner that allows us to fully realize the anticipated benefits from these acquisitions. Our ability to finance and integrate acquisitions may also suffer if we expand the number or size of our acquisitions. Furthermore, in order to achieve the growth we seek, we may acquire numerous smaller market participants, which could require significant attention from management and increase risks, costs and uncertainties associated with integration.

The process of integrating the operations of an acquired company may create unforeseen operating difficulties and expenditures. The key areas where we may face risks and uncertainties include:

•	the need to implement or remediate controls, procedures and policies appropriate for a public company at companies that, prior to the acquisition, lacked these controls, procedures and policies;
•	disruption of ongoing business, diversion of resources and of management time and focus from operating our business to acquisitions and integration challenges;
•

our ability to achieve anticipated benefits of acquisitions by successfully marketing the service offerings of acquired businesses to our existing partners and clients, or by successfully marketing our existing service offerings to clients and partners of acquired businesses;

•

the negative impact of acquisitions on our results of operations as a result of large one-time charges, substantial debt or liabilities acquired or incurred, amortization or write down of amounts related to deferred compensation, goodwill and other intangible assets, or adverse tax consequences, substantial depreciation or deferred compensation charges;

•	the need to ensure that we comply with all regulatory requirements in connection with and following the completion of acquisitions;
•	retaining employees and clients and otherwise preserving the value of the assets of the businesses we acquire; and
•	the need to integrate each acquired business’s accounting, information technology, human resource and other administrative systems to permit effective management.

Post-acquisition risks include those relating to retention of personnel, retention of clients, entry into unfamiliar markets or lines of business, assumption of unexpected or unknown contingencies or liabilities, risks relating to ensuring compliance with licensing and regulatory requirements, tax and accounting issues, distractions to management and personnel from our existing business and integration difficulties relating to accounting, information technology, human resources, or organizational culture and fit, some or all of which could have an adverse effect on our results of operations and growth. Post-acquisition deterioration of targets could also result in lower or negative earnings contribution and/or goodwill impairment charges.

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

We market and sell the insurance products of our carrier partners primarily through direct contracts with over 3,000 independent, non-exclusive retail agencies, some of which account for a large portion of our revenues. Other insurance companies and insurance service companies compete with us for the services and allegiance of these agencies. These agencies may choose to direct business to our competitors, or may direct less desirable business to us. Our business relationships with these agencies are generally governed by our standard form agreements with them that typically provide that the agreement may be terminated on 30 days’ notice by either party without cause. For the year ended December 31, 2015, no agency accounted for more than 5% of our total premiums written.

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

Changes in the healthcare industry could adversely impact our performance.

Our Patriot Care Management Business acquired in 2014 provides healthcare cost containment services in connection with workers’ compensation claims, including bill review and telephonic nurse case management, and through our subsidiary CWI, we provide benefits administration for clients with self-funded health and welfare plans nationwide. As a result of the PPACA and other regulatory and industry initiatives, the healthcare industry has been evolving rapidly in recent years and is expected to continue to do so. Substantially all of the key provisions of the PPACA are now effective. While federal agencies have published interim and final regulations with respect to certain requirements, many issues remain uncertain. It is difficult to predict the impact of the PPACA on our business due to the law’s complexity, the political environment, the continuing development of implementing regulations and interpretive guidance, legal challenges and possible future legislative changes. We are unable to predict how these events will develop and what impact they will have on the PPACA, and in turn, on our business including, but not limited to, our relationships with current and future clients, as well as our products, services, processes and technology.

It is possible that such changes in the healthcare industry could result in reduced demand for, or effectiveness of, our healthcare cost containment services. For example, if the PPACA is successful in increasing healthcare coverage, improving wellness and/or slowing the growth rate of, or even reducing healthcare costs, it could decrease the frequency and severity of workers’ compensation claims. Alternatively, if an increase in the availability of healthcare insurance coverage resulted in demand for healthcare services outpacing available supply, it could make it more difficult for us to contain healthcare costs. In addition, healthcare providers have become more active in their efforts to minimize the use of certain cost containment techniques by insurers and are engaging in litigation to avoid application of certain cost containment practices. Recent litigation between healthcare providers and insurers has challenged certain insurers’ claims adjudication and reimbursement decisions. Although these lawsuits do not directly involve us or any services we provide, these cases may affect the use by insurers of certain cost containment services that we provide and may result in a decrease in revenue from our cost containment business. If we are unable to adapt to healthcare market changes with our existing services or by developing and providing new services, our business would be adversely affected.

Further, the PPACA provides various incentives that affect demand for our services. For example, under the PPACA’s employer shared responsibility, or “play or pay,” provisions, employers with 50 or more full-time equivalent employees must offer health insurance to certain of their employees and their dependent children, and if coverage meeting certain minimum requirements is not offered the employer may face non-deductible tax penalties. Although employers retain the choice between fully underwritten and self-insured health insurance plans to comply with these requirements, the PPACA creates significant mandate and cost differences between fully underwritten and self-insured plans by exempting self-insured plans from certain requirements that can result in increased costs for fully underwritten plans, such as single risk pool standards and medical loss ratio mandates. Accordingly, these provisions encourage demand for the administration services we offer for self-insured plans. Any changes to the PPACA and its implementing regulations and guidance, including as a result of legal and legislative challenges, that lower the requirements for employers to provide health insurance or that make self-insured plans less attractive could result in reduced demand for our healthcare administration services, and our business could be adversely affected as a result.

Our geographic concentration ties our performance to business, economic and regulatory conditions in certain states, and unfavorable conditions in these states could have a significant adverse impact on our business, financial condition and results of operations.

As of December 31, 2015, a majority of our reference premiums written is concentrated in Florida, California, New Jersey, Georgia, New York and Pennsylvania, with Florida and California being the largest contributors.

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

In addition, we are required to comply with federal and state laws governing the collection, use, transmission, security and privacy of personal and business information that we may obtain or have access to in connection with the provision of our services. For example, in providing our healthcare services we are required to comply with the Health Insurance Portability and Accountability Act (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), which sets forth health information security breach notification requirements and increased penalties for violation of HIPAA, and our pre-employment screening services are subject to laws such as the Fair Credit Reporting Act and various state laws governing when an applicant’s criminal history may be considered in making hiring decisions. These laws continue to develop, the number of jurisdictions adopting such laws continues to increase, and these laws may be inconsistent from jurisdiction to jurisdiction. The future enactment of more restrictive privacy and data protection laws, rules or regulations could have a materially adverse impact on us through increased costs or restrictions on our businesses. In addition, despite the measures that we have in place to ensure compliance with these privacy and data protection laws, these laws may be interpreted and applied in a manner that is inconsistent with our practices, and our facilities and systems, and those of our insurance carrier clients and other clients, are vulnerable to security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and human errors or other similar events. Enforcement actions for violation of the applicable privacy and data protection laws against us could be costly and could interrupt regular operations, which may adversely affect our business. While we have not received any notices of any such violation and believe we are in compliance with such laws, there can be no assurance that we will not receive such notices in the future.

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

Our and intangible assets could become impaired, which could lead to material non-cash charges against earnings.

As of December 31, 2015, we had approximately $118.1 million of goodwill and approximately $75.7 million of net intangible assets (the latter, net of $11.5 million of accumulated amortization and generating a deferred tax liability of approximately $9.1 million) recorded, which represents, in the aggregate, 63% of our total assets. This goodwill and intangible assets are primarily associated with the Acquisitions. We assess potential impairment on our goodwill and intangible asset balances, including client lists, on an annual basis, or more frequently if there is any indication that the asset may be impaired. Any impairment of goodwill or intangible assets resulting from this periodic assessment would result in a non-cash charge against current earnings, which could lead to a material impact on our results of operations, statements of financial position, and earnings per share. Any decline in future revenues, cash flows or growth rates as a result of further adverse changes in the economic environment, the failure of any acquired business to perform in accordance with our expectations or an adverse change resulting from new governmental regulations or other factors could lead to an impairment of goodwill or intangible assets.

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

We have a significant amount of indebtedness. As of December 31, 2015, our total indebtedness was approximately $126.8 million. The credit agreement governing our senior secured credit facility contains restrictive covenants that limit our ability and the ability of our subsidiaries to:

•	pay dividends and make capital expenditures if we do not repay amounts drawn under our credit facility or if there is another default under our credit facility;
•	incur additional indebtedness, including the issuance of guarantees;

•	merge or consolidate with, or transfer all or substantially all our assets to, another person; or
•	enter into a new line of business.

In addition, all obligations under the senior secured credit facility are guaranteed by all of our existing and future subsidiaries other than foreign subsidiaries and secured by a first-priority perfected security interest in substantially all of our and our subsidiaries’ tangible and intangible assets, whether now owned or hereafter acquired, including a pledge of 100% of the stock of each guarantor.

Further, our substantial indebtedness may require us to dedicate a significant portion of our cash flow from operations toward debt service, reducing the availability of funds for other purposes, and make us vulnerable to interest rate increases because all of our indebtedness under our senior secured credit facility bears interest at a variable rate.

Our credit facility further requires us to maintain specified financial ratios and satisfy financial covenants. These financial ratios and covenants could include requirements that we maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio.

Therefore, we may need to seek permission from our lenders in order to engage in some corporate actions or obtain additional financing. Our lenders’ interests may be different from ours and we may not be able to obtain our lenders’ permission when needed. This may limit our ability to pay dividends to you if we determine to do so in the future, to finance our future operations or capital requirements, to make acquisitions or to pursue business opportunities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Indebtedness—Senior Secured Credit Facility.”

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

We believe our success will depend in substantial part upon our ability to attract and retain qualified executive officers and other skilled employees who are knowledgeable about our business and strategy. We rely substantially on the services of our executive management team and other key employees, including Mr. Mariano, our founder, Chairman, President and Chief Executive Officer. Although we are not aware of any planned departures or retirements of any member of our senior management team, if we were to lose the services of one or more such members, our business, financial condition and results of operations could be adversely affected.

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

Our business relies on information systems to provide effective and efficient service to our carrier partners and other clients, process claims, and timely and accurately report results to carriers. In particular, our IE system plays a pivotal role in all aspects of the services we provide, which can range from the issuance of new policies on behalf of carrier partners, to the administration and adjudication of claims. However, an interruption of our access to, or failure in the performance of, our IE system or our other information technology, telecommunications or other systems could significantly impair our ability to perform essential services on a timely basis. If sustained or repeated, such an interruption or failure could result in a deterioration of our ability to process new and renewal business, provide customer service, manage and investigate claims in a timely and cost-effective manner or perform other necessary business functions. Any of the foregoing could result in a loss of confidence by our carrier partners or otherwise adversely affect our relationships with them. In addition, we expect that a considerable amount of our future growth will depend on our ability to process and manage claims data more efficiently and to provide more meaningful healthcare information to clients and payors of healthcare services and expenses. If we experience such interruptions or failures, or if the IE system does not provide the benefits we anticipate or support our future growth, we could be required to invest significant funds in the upgrade, modification or repair of the system.

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

We manage a large amount of highly sensitive and confidential consumer information including personally identifiable information, protected health information and financial information, and are subject to regulatory requirements regarding data security. Our systems, including our IE system, like others in the insurance services industry, are vulnerable to cyber security risks, and we are subject to potential disruption caused by cyber-attacks on our systems. Such attacks may have various goals, from seeking confidential information to causing operational disruption. Although to date such activities have not resulted in material disruptions to our operations or, to our knowledge, breach of any security or confidential information, and we have taken, and continue to take, actions to protect the security and privacy of our information, no assurance can be provided that such disruptions or breach will not occur in the future. In addition, in the event that new data security laws are implemented, or our carrier partners or other clients determine to impose new requirements on us relating to data security, we may not be able to timely comply with such requirements, or such requirements may not be compatible with the current processes employed by our IE system. Any significant violations of data privacy and failure to timely implement required changes could result in the loss of business, litigation, regulatory investigations, penalties or negative publicity that could damage our reputation with existing or potential carrier partners and clients and adversely affect our business.

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

Risks Related to Our Common Stock

Our founder, Chairman, President and Chief Executive Officer owns a significant percentage of our outstanding capital stock and will be able to influence stockholder and management decisions, which may conflict with your interests as a stockholder.

As of March 14, 2016, Mr. Mariano, our founder, Chairman, President and Chief Executive Officer beneficially owned 53.8% of the outstanding shares of our common stock. As a result of his ownership position, Mr. Mariano may have the ability to significantly influence matters requiring stockholder approval, including, without limitation, the election or removal of directors, mergers, acquisitions, changes of control of our company and sales of all or substantially all of our assets. In addition, because he is also our Chief Executive Officer, he has significant influence in our management and affairs. This control may delay, deter or prevent acts that may be favored by our other stockholders, as the interests of Mr. Mariano may not always coincide with the interests of our other stockholders. In particular Mr. Mariano owns substantially all of the outstanding equity of Guarantee Insurance Group, the parent company of Guarantee Insurance. As such, we cannot assure you all of our transactions with Guarantee Insurance will be on the same terms as those available with unaffiliated third parties or that the affiliation will not otherwise impact our actions in a manner that is adverse to us or our stockholders. Although Mr. Mariano is no longer a board member or officer of Guarantee Insurance Group or Guarantee Insurance, and we have implemented a related party transaction policy in connection with our IPO, we cannot provide assurance that he will not be influenced by his interest in Guarantee Insurance Group and seek to cause us to take courses of action that might involve risks to our other stockholders or adversely affect us or our other stockholders. In addition, this concentration of share ownership may adversely affect the trading price of our shares because investors may perceive disadvantages in owning shares in a company with a significant stockholder.

Furthermore, as of March 14, 2016, Mr. Mariano has pledged 1,330,380 shares of our common stock, representing approximately 5.0% of our total outstanding shares, to secure obligations under a credit agreement dated as of April 11, 2013, between Mr. Mariano and UBS Bank USA. Additionally, as of March 14, 2016, Mr. Mariano has pledged 10,525,100 shares of our common stock, representing approximately 38.7 % of our total outstanding shares, to secure obligations under a loan agreement dated as of March 11, 2015, between Mr. Mariano and Fifth Third Bank, and Mr. Mariano may make additional pledges of our common stock in the future. In the event of a default by Mr. Mariano under any agreement secured by shares of our common stock, Mr. Mariano’s creditors may foreclose upon any and all of the pledged shares and a change in ownership or control of us could ultimately result.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

The sale of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of March 14, 2016, we had a total of 27,176,441 shares of common stock outstanding. Of the outstanding shares, 18,664,494 shares are freely tradable without restriction or further registration under the Securities Act, except that any shares held by our affiliates, as that term is defined under Rule 144 under the Securities Act (“Rule 144”), including our directors, executive officers and other affiliates may be sold only in compliance with the volume, manner of sale and other limitations contained in Rule 144. Registration of the sale of these shares of our common stock would permit their sale into the market immediately. The market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.

As of March 14, 2016, 7,992,398 shares are “restricted securities” within the meaning of Rule 144 and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144. Under Rule 144, restricted securities may be sold in the open market subject to satisfying certain requirements including holding period, the availability of current public information about our company and, in the case of affiliates, volume limitations and manner of sale.

We have reserved a total of 2,824,968 shares for issuance under our 2014 Omnibus Incentive Plan. As of March 14, 2016, we have granted 2,218,608 shares of our common stock in connection with outstanding vested and unvested equity awards under our 2014 Omnibus Incentive Plan and an aggregate of 606,360 of common stock were available for future issuance under such plan (which includes shares issueable upon settlement of time-vesting restricted stock units and performance vesting stock).  Any common stock that we issue, including under our 2014 Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by investors of our common stock. We have filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our 2014 Omnibus Incentive Plan. Accordingly, shares registered under such registration statement are available for sale in the open market.

As restrictions on resale end or if certain stockholders holding registration rights exercise their registration rights, the market price of our shares of common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities. In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

There is an increased potential for short sales of our common stock due to the sales of shares issued upon exercise of warrants, which could materially affect the market price of the stock.

Downward pressure on the market price of our common stock that likely will result from sales of our common stock issued in connection with an exercise of warrants could encourage short sales of our common stock by market participants. Generally, short selling means selling a security, contract or commodity not owned by the seller. The seller is committed to eventually purchase the financial instrument previously sold. Short sales are used to capitalize on an expected decline in the security’s price. As the selling stockholders exercise their warrants, we issue shares to the exercising selling stockholders, which such selling stockholders may then sell into the market. Such sales could have a tendency to depress the price of the stock, which could increase the potential for short sales.

Certain provisions of the New Series A Warrants and New Series B Warrants provide for preferential treatment to the holders of the warrants and could impede a sale of our company.

The New Series A Warrants and New Series B Warrants give each holder the option to require us to redeem these warrants upon a change in control transaction by paying cash based on a Black-Scholes valuation of the warrants. In addition, upon any going-private transaction, holders are entitled to receive a cash payment that is the greater of the Black-Scholes value of the warrants and the consideration they would have received had they exercised their warrants and received shares of common stock in full immediately prior to such transaction. The method of calculating the Black-Scholes value includes the requirement to calculate the Black-Scholes value using the greater of volatility of 50% and 30 day volatility for certain trading periods. The cash payment could be greater than the consideration that our other equity holders would receive in a change in control transaction. The provisions of the New Series A Warrants and New Series B Warrants could make a change in control transaction more expensive for a potential acquirer and could negatively impact our ability to pursue and consummate such a transaction.

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

Based on an analysis performed in connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2013, a material weakness was identified in connection with the incorrect classification of certain warrants outstanding as equity rather than debt. However, these warrants were reclassified as a liability in the financial statements as of and for the years ended December 31, 2013 and December 31, 2014, and we believe this weakness has been remediated, including through the hiring of additional staff and additional procedures as part of our financial statement close process.

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

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:

•	a classified board of directors with staggered three-year terms;
•	the ability of our board of directors to issue, and determine the rights, powers and preferences of, one or more series of preferred stock;
•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•	certain limitations on convening special stockholder meetings;
•

the removal of directors only for cause and in certain circumstances only upon the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class; and

•

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in approximately 50,000 square feet of office space we lease in Fort Lauderdale, Florida. We also lease office space for our regional branch offices in California, Florida, Missouri, North Carolina, and Pennsylvania. We own our office space in Greenville, South Carolina. We consider our facilities to be adequate for our current operations.

Item 3. Legal Proceedings

We are not a party to any pending legal proceedings that we believe are material to our business. We may, from time to time, be party to litigation and subject to claims incident to the ordinary course of our business. In the normal course of the workers’ compensation insurance services business, we have been named as a defendant in suits related to decisions by us or our clients with respect to the settlement of claims or other matters arising out of the services we provide. In the opinion of management, adequate reserves have been provided for such matters. However, no assurances can be provided that the result of any such actions, claims or proceedings, now known or occurring in the future, individually or in the aggregate, will not result in a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NYSE under the symbol “PN.” Our common stock began trading on the NYSE on January 16, 2015. Prior to that time, there was no public market for our common stock.

The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NYSE:

Trading Period	High	Low
2015
First Quarter(1)	$14.37	$11.02
Second Quarter	$18.50	$12.60
Third Quarter	$19.32	$14.98
Fourth Quarter	$16.28	$6.21

(1)

Represents the period from January 16, 2015, the date on which our common stock first began to trade on the NYSE after pricing our initial public offering, through March 31, 2015, the end of our first quarter.

As of March 14, 2016, there were approximately 21 holders of record of our common stock.  This number does not include beneficial owners who shares are held of record by banks, brokers and other financial institutions.

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

Because we are a holding company with limited direct operations of our own, our ability to pay dividends in the future depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of the respective jurisdictions of organization of our operating subsidiaries, or restrictions contained in the senior secured credit facility or agreements governing any existing and future outstanding indebtedness we or our subsidiaries may incur, and restrictions contained in any other agreements of us or our subsidiaries. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness—Senior Secured Credit Facility”.

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

Recent Sales of Unregistered Securities

Within the past three years, the Company has granted or issued the following securities of the Company which were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

On November 27, 2013, in connection with the consolidation of certain insurance services entities controlled by Mr. Mariano under the Registrant, the Registrant issued 14,250,000 shares of common stock to Mr. Mariano, 37,500 shares of common stock to Mr. Del Pizzo and a warrant to purchase 743,730 shares of common stock to Advantage Capital Community Development Fund, L.L.C. (“Advantage Capital”) at an exercise price of $.001 per share. The shares of common stock were issued to Messrs. Mariano and Del Pizzo in exchange for shares in the consolidated entities held by these persons. The warrant was issued to Advantage Capital in exchange for the forgiveness of common units and detachable stock warrants of certain of the consolidated entities. On September 30,

2014, Advantage Capital exercised all of its warrants in respect of, and the Registrant issued to Advantage Capital, 743,730 shares of the Registrant’s common stock for an aggregate exercise price of $496.

On November 27, 2013, in connection with and as part of the consideration for a $42.0 million loan agreement with the PennantPark Entities, the Registrant issued warrants to purchase an aggregate of 626,295 shares of common stock to the PennantPark Entities at an exercise price of $2.67 per share.

On August 6, 2014, in connection with an additional $30.8 million tranche of the PennantPark Loan Agreement and as part of the consideration therefor, we issued warrants to purchase an aggregate of 484,260 shares of common stock to the PennantPark Entities at an exercise price of $2.67 per share.

Also on August 6, 2014, in connection with the merger of SPV2 with and into Patriot Care, Inc., our subsidiary, we issued an aggregate of 3,043,485 of shares of common stock to the SPV2 shareholders, including Mr. Mariano, Mr. Del Pizzo and his spouse Arlene Del Pizzo, Mr. Shanfelter, Mr. Grandstaff and Mr. Pesch, as consideration for all of the outstanding common stock of SPV2.

On January 15, 2015, the PennantPark Entities exercised warrants in respect of, and we issued to the PennantPark Entities, 965,700 shares of common stock for an aggregate exercise price of $2.67 per share.

On August 21, 2015, in connection with and as part of the consideration for the purchase of all the membership interests in Global HR Research LLC (“Global HR”), we issued an aggregate of 444,096 shares of our common stock (of which 94,451 shares are held in escrow) to In Touch Holdings LLC and Brandon G. Phillips, the sellers of such membership interests.

On November 20, 2015, in connection with and as part of the remainder of consideration for the purchase of all the membership interests in Global HR, we issued an aggregate of 309,239 shares of our common stock to In Touch Holdings LLC, the seller of such membership interests.

On November 24, 2015, the PennantPark Entities exercised warrants in respect of, and we issued to the PennantPark Entities, 144,855 shares of common stock for an aggregate exercise price of $2.67 per share.

On December 13, 2015, we issued (i) an aggregate of 666,666 shares of common stock, (ii) the Old Series A Warrants to purchase up to an aggregate of 2,083,333 shares of common stock and (iii) the prepaid Old Series B Warrants for 1,000,000 shares of common stock to CVI Investments, Inc., Hudson Bay Master Fund Ltd and Alto Opportunity Master Fund, SPC (collectively, the “PIPE Investors”) for an aggregate purchase price of approximately $20 million. In addition, we entered into an agreement (the “Stock Back-to-Back Agreement”) with Steven M. Mariano, pursuant to which, upon the exercise of the Old Warrants, we would purchase a number of shares of our common stock owned by Steven M. Mariano equal to 60% of the shares to be issued in connection with the exercise by the PIPE Investors of the Old Warrants.

On December 23, 2015, the Company and the PIPE Investors rescinded the sale and purchase of 666,666 shares of common stock and exchanged the Old Series A Warrants for the New Series A Warrants to purchase up to an aggregate of 3,250,000 shares of our common stock, and the Old Series B Warrants for the prepaid New Series B Warrants to purchase shares of our common stock, subject to adjustments pursuant to their terms. The New Series A Warrants are exercisable at an exercise price of the lesser of (i) $10.00 and (ii) 85% of the market price of the shares (as defined in the New Warrants), from July 1, 2016 to December 31, 2020. The New Series B Warrants are exercisable at an exercise price of $0.01 from December 16, 2015 to December 31, 2020. The exercise price of the New Warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

Concurrent with the issuance of the New Warrants, the company entered into an amended Stock Back-To-Back Agreement with Steven M. Mariano. Under the terms of the amended Stock Back-To-Back Agreement, Mr. Mariano will transfer Common Stock to the Company equal to 100% of the New Warrant Shares to be issued upon any exercise of the New Warrants by the PIPE Investors. Mr. Mariano also agrees to hold the Company harmless from and indemnify the Company for any expenses, obligations and liabilities that the Company incurs in connection with the issuance or performance of the New Warrants, including with respect to issuing additional shares of Common Stock.

Each of the transactions referenced above was exempt from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Issuer Purchases of Equity Securities

We did not purchase any shares of our registered equity securities during the year ended December 31, 2015.

Performance Graph

The following graph compares the cumulative total stockholder return since the inception of our listing as “PN” on the New York Stock Exchange on January 16, 2015 with the S&P 500 Composite Index and the NYSE Composite Index through December 31, 2015. The graph assumes that the value of the investment in our common stock and each index was $100 at market close on January 16, 2015, with any dividends reinvested. The returns shown are historical and are not intended to suggest future performance.

Item 6. Selected Financial Data

The following selected consolidated financial data for each of the four years in the period ended December 31, 2015 have been derived from our consolidated financial statements. Such data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto in Item 8 of this Annual Report on Form 10-K.

The consolidated and combined financial statements of Patriot National are comprised of (1) the financial statements of us and our subsidiaries, which became our subsidiaries in the Reorganization, (2) the results of the Patriot Care Management Business, which are reflected in our consolidated financial statements from August 6, 2014, the effective date of the Patriot Care Management Acquisition, (3) the revenues and expenses associated with the contracts and certain other assets acquired and liabilities assumed effective August 6, 2014 in the GUI Acquisition from GUI, a wholly owned subsidiary of Guarantee Insurance Group and a related party by virtue of common control between us and Guarantee Insurance Group and (4) the results of the other entities and businesses acquired by us from time to time.

Because we and the subsidiaries we acquired in the Reorganization are under common control, and the contracts acquired in the GUI Acquisition were acquired from an entity under common control, our consolidated and combined financial statements are presented as if all of these companies and businesses, were owned by us for all of the periods presented, as further described in the notes to our consolidated and combined financial statements incorporated by reference into this prospectus. The results of the other entities and businesses acquired by us, including Patriot Care Holdings, Inc. (f/k/a MCRS Holdings, Inc.), our subsidiary operating the Patriot Care Management Business, and the acquisitions we made after our initial public offering are reflected in our consolidated financial statements from the applicable time of acquisition. Because of the inclusion of such results from the applicable time of acquisition, our financial statements are not comparable from period to period.

	For the Year Ended December 31,
	2015	2014	2013	2012
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues
Fee income	$122,881	$55,848	$46,486	$25,821
Fee income from related party	86,883	46,882	9,387	12,546
Total fee income and fee income from related party (1)	209,764	102,730	55,873	38,367
Net investment income	135	496	87	62
Net (losses) gains on investments	(179)	14,038	(50)	3
Total Revenues	209,720	117,264	55,910	38,432
Expenses
Salaries and related expenses	77,628	32,420	15,985	13,189
Commission expense	35,879	16,939	8,765	3,216
Management fees to related party for administrative support services (2)	—	5,390	12,139	8,007
Outsourced services	12,234	5,608	3,303	4,452
Allocation of marketing, underwriting and policy issuance costs from related party (3)	—	1,872	4,687	2,774
Other operating expenses	34,600	13,821	7,101	4,587
Acquisition costs	6,781	—	—	—
Interest expense	3,544	9,204	1,174	299
Depreciation and amortization	14,577	5,935	2,607	1,330
Amortization of loan discounts and loan costs	373	2,158	5,553	211
Non-cash stock based compensation expense	10,787	—	—	—
Costs related to extinguishment of debt(4)	13,681	—	—	—
Public offering costs	1,229	—	—	—
Increase in fair value of earn-out liability	827	—	—	—
Gain on financing transaction	(609)	—	—	—
Gain on disposal of fixed assets	(7)	—	—	—
(Decrease) Increase in fair value of warrant redemption liability	(1,410)	1,823	—	—
Loss on exchange of units and warrants	—	—	152	—
Total Expenses	210,114	95,170	61,466	38,065
Net (loss) income before income tax expense	(394)	22,094	(5,556)	367
Income tax expense	4,871	11,635	712	-
Net (Loss) Income Including Non-Controlling Interest in Subsidiary	(5,265)	10,459	(6,268)	367
Net income (loss) attributable to non-controlling interest in subsidiary	110	45	(82)	23
Net (Loss) Income	$(5,375)	$10,414	$(6,186)	$344
Earnings (Loss) Per Common Share
Basic	$(0.20)	$0.66	$(0.43)	$0.02
Diluted	(0.20)	0.66	(0.43)	0.02
Weighted Average Common Shares Outstanding
Basic	26,425	15,754	14,288	14,288
Diluted	26,425	15,754	14,288	14,420

	For the Year Ended December 31,
	2015	2014	2013	2012
	(In thousands)
Consolidated Balance Sheet Data
Assets
Total cash and investments	$11,545	$4,251	$1,661	$1,684
Restricted cash (5)	16,055	6,923	4,435	145
Goodwill	118,141	61,493	9,953	9,953
Intangible assets	75,681	32,988	—	—
Total Assets	308,154	142,102	35,979	28,430
Liabilities and Stockholders' equity (deficit)
Total debt	$126,764	$115,591	$45,330	$4,712
Stockholders' equity (deficit)	86,480	(28,261)	(30,888)	8,801

Other Financial and Operating Measures:

	For the Year Ended December 31,
	2015	2014	2013	2012
	(In thousands)
Reconciliation from Net Income (Loss) to Adjusted EBITDA:
Net (Loss) Income	$(5,375)	$10,414	$(6,186)	$344
Income tax expense	4,871	11,635	712	—
Interest expense	3,544	9,204	1,174	299
Depreciation and amortization	14,950	8,093	8,160	1,541
EBITDA	17,990	39,346	3,860	2,184
Net losses (gains) on investments	179	(14,038)	50	(3)
Costs related to extinguishment of debt(4)	13,681	—	—	—
(Decrease) Increase in fair value of warrant redemption liability	(1,410)	1,823	—	—
Non-cash stock based compensation expense	10,787	—	—	—
Acquisition costs	6,781	—	—	—
Severance expense	2,016	—	—	—
Public offering costs	1,229	—	—	—
Increase in fair value of earn-out liability	827	—	—	—
Gain on financing transaction	(609)	—	—	—
Gain on disposal of fixed assets	(7)	—	—	—
Provision for uncollectible fee income (6)	—	—	2,544	—
Loss on exchange of units and warrants	—	—	152	—
Adjusted EBITDA	$51,464	$27,131	$6,606	$2,181
Calculation of Adjusted EBITDA margins:
Total Fee Income	$209,764	$102,730	$55,873	$38,367
Adjusted EBITDA	51,464	27,131	6,606	2,181
Adjusted EBITDA margins	24.5%	26.4%	11.8%	5.7%

	For the Year Ended December 31,
	2015	2014	2013	2012
	(In thousands)
Reconciliation to Operating Cash Flow:
Adjusted EBITDA (calculated above)	$51,464	$27,131	$6,606	$2,181
Less: Income tax expense	(4,871)	(11,635)	(712)	—
Less: Interest expense	(3,544)	(9,204)	(1,174)	(299)
Less: Purchase of fixed assets and other long-term assets	(5,932)	(1,813)	(36)	(49)
Operating cash flow	$37,117	$4,479	$4,684	$1,833

	For the Year Ended December 31,
	2015	2014	2013	2012
	(In thousands)
Reconciliation from Net Cash Provided by Operating Activities to Operating Cash Flow:
Net Cash Provided by Operating Activities	$2,569	$24,360	$6,048	$11,350
Changes in certain assets and liabilities:
Increase (decrease) in:
Fee income receivable	3,228	763	3,263	455
Fee income receivable from related party	15,048	6,667	1,383	536
Claims reimbursement outstanding	—	—	(1,101)	(2,247)
Other current assets	3,554	(209)	(22)	(14)
Decrease (increase) in:
Net payable to related parties	(434)	(924)	3,258	(3,269)
Deferred claims administration services income	(397)	(676)	2,493	(1,171)
Net advanced claims reimbursements	4,968	(2,433)	(4,003)	21
Income taxes payable	7,861	(11,326)	(408)	—
Accounts payable and accrued expenses	(7,245)	(12,023)	(877)	(152)
Net income or (loss) attributable to business generated by GUI, exclusive of depreciation expense	—	2,252	(5,105)	(3,604)
Net (income) loss attributable to non-controlling interest in subsidiary	(110)	(45)	82	(23)
Deferred income taxes	—	388	(291)	—
Early payment penalties on repayment of debt	4,339	—	—	—
Acquisition costs	6,781	—	—	—
Severance expense	2,016	—	—	—
Public offering costs	1,229	—	—	—
Gain on disposal of fixed assets	(7)	—	—	—
Provision for uncollectible fee income, not related to Ullico	(351)	(502)	—	—
Purchase of fixed assets and other long-term assets	(5,932)	(1,813)	(36)	(49)
Operating cash flow	$37,117	$4,479	$4,684	$1,833

	For the Year Ended December 31,
	2015	2014	2013	2012
	(In thousands, except per share amounts)
Reconciliation from Net (Loss) Income to Adjusted Earnings:
Net (Loss) Income	$(5,375)	$10,414	$(6,186)	$344
Net income (loss) attributable to non-controlling interest in subsidiary	110	45	(82)	23
Income tax expense	4,871	11,635	712	—
Net (loss) income before income tax expense	(394)	22,094	(5,556)	367
Adjustments to net (loss) income before income tax expense:
Net losses (gains) on investments	179	(14,038)	50	(3)
Costs related to extinguishment of debt(4)	13,681	—	—	—
(Decrease) Increase in fair value of warrant redemption liability	(1,410)	1,823	—	—
Non-cash stock based compensation expense	10,787	—	—	—
Acquisition costs	6,781	—	—	—
Severance expense	2,016	—	—	—
Public offering costs	1,229	—	—	—
Increase in fair value of earn-out liability	827	—	—	—
Gain on financing transaction	(609)	—	—	—
Gain on disposal of fixed assets	(7)	—	—	—
Provision for uncollectible fee income (6)	—	—	2,544	—
Loss on exchange of units and warrants	—	—	152	—
Total	33,474	(12,215)	2,746	(3)
Adjusted net income (loss) before income tax expense	33,080	9,879	(2,810)	364
Income tax expense (benefit) at statutory rate	12,901	3,853	(1,096)	142
Adjusted Net Income (Loss) Including Non-Controlling Interest in Subsidiary	20,179	6,026	(1,714)	222
Net income (loss) attributable to non-controlling interest in subsidiary	110	45	(82)	23
Adjusted Earnings (Loss)	$20,069	$5,981	$(1,632)	$199
Calculation of Adjusted Earnings Per Common Share
Basic	$0.76	$0.38	$(0.11)	$0.01
Diluted	0.75	0.38	(0.11)	0.01
Weighted Average Common Shares Outstanding
Basic	26,425	15,754	14,288	14,288
Diluted	26,652	15,754	14,288	14,420

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

(4)

Costs related to extinguishment of debt include $4.3 million of early payment penalties and $9.3 million associated with the write-off of related deferred financing fees and original issue discounts in connection with the repayment of all outstanding debt under our prior loan agreement with the PennantPark Entities, as lenders (the “PennantPark Loan Agreement”) and our prior credit agreement with UBS Securities LLC and the lenders party thereto (the “UBS Credit Agreement”) on January 22, 2015, with a portion of the proceeds from our initial public offering.

(5)	Represents amounts received from our clients to be used exclusively for the payment of claims on behalf of those clients.
(6)

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

Recent Events

On December 13, 2015, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Steven M. Mariano, our President and Chief Executive Officer, and the PIPE Investors pursuant to which the PIPE Investors purchased (i) 2,500,000 shares of our common stock from Steven M. Mariano, for an aggregate purchase price of approximately $30 million, and (ii) 666,666 shares of our common stock, the Old Series A Warrants to purchase up to an aggregate of 2,083,333 shares of our common stock  and the prepaid Old Series B Warrants for 1,000,000 shares of our common stock for an aggregate purchase price of approximately $20 million. In addition, we entered into an agreement (the “Stock Back-to-Back Agreement”) with Mr. Mariano, pursuant to which, upon the exercise of the Old Warrants, we would purchase a number of shares of our common stock owned by Mr. Mariano equal to 60% of the shares to be issued in connection with the exercise by the PIPE Investors of the Old Warrants.

On December 23, 2015, we entered into several rescission and exchange agreements (collectively, the “Exchange Agreement”) with Steven M. Mariano and the PIPE Investors pursuant to which we and the PIPE Investors (i) rescinded the sale and purchase of 666,666 shares of our common stock and prepaid warrants for 1,000,000 shares of our common stock and (ii) exchanged the Old Series A Warrant for the New Series A Warrants to purchase up to an aggregate of 3,250,000 shares of our common stock, and the Old Series B Warrant for the prepaid New Series B Warrants to purchase a number of shares that the holder could purchase at a price equal to 90% of the lowest 10-day volume-weighted average stock price during the period commencing on February 1, 2016 through and including the Adjustment Time (as defined in the New Series B Warrants, which we expect to end at 9:00 A.M. on the tenth trading day after the filing of this Annual Report on Form 10-K) less the number of shares such holder purchased, in each case subject to adjustments and limitations pursuant to their terms. Based on the lowest 10-day volume-weighted average stock price during the period commencing on February 1, 2016 through March 17, 2016 of $4.51, we estimate that 4,895,985 shares of our common stock would be issuable upon exercise of the New Series B Warrants. In addition, we and Steven M. Mariano amended the Stock Back-to-Back Agreement, pursuant to which, upon the exercise of the New Warrants, we would purchase a number of shares of our common stock owned by Mr. Mariano equal to 100% of the shares to be issued in connection with the exercise by the PIPE Investors of the New Warrants, resulting in no dilution for our existing shareholders.

The New Series A Warrants are exercisable at an exercise price of the lesser of (i) $10.00 and (ii) 85% of the market price of the shares (as defined in the New Warrants), from July 1, 2016 to December 31, 2020. The New Series B Warrants are exercisable at an exercise price of $0.01 from December 16, 2015 to December 31, 2020. The exercise price of the New Warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

In addition, the Exchange Agreement amended the registration rights agreement to provide the PIPE Investors with registration rights to register the shares issuable upon exercise of the New Warrants, subject to penalties and other customary provisions. We also entered into a third amendment to our existing credit agreement to permit these transactions under the covenants included therein.

On December 23, 2015, we also entered into a Voting Agreement with Steven M. Mariano, pursuant to which Mr. Mariano agreed to vote in favor of issuances of shares of common stock in the event that, as a result of an increase in the number of shares that may be purchased upon exercise of the New Warrants to the Adjusted Share Amount (as defined in the New Warrants), such number of shares would exceed the Exchange Cap (as defined in the New Warrants).

On January 28, 2016, we entered into that Asset Purchase Agreement by and between Patriot Underwriters, Inc. and Mid Atlantic Insurance Services, Inc. (“Mid Atlantic”) pursuant to which the Company acquired substantially all of the assets of Mid Atlantic for a maximum of $16,500,000. Pursuant to the Asset Purchase Agreement, the Company paid Mid Atlantic $8,000,000 in cash at closing. Mid Atlantic will also be entitled to annual earn-out payments of up to a cumulative maximum of $8,500,000 over approximately five years after closing. Subject to limited exceptions, $7,000,000 of the maximum earn-out is guaranteed.

On February 1, 2016, we entered into an Amendment No. 2 to the TriGen Stock Purchase Agreement splitting the payment of the Class B Purchase price into two installment payments.

On February 9, 2016, pursuant to the Securities Purchase Agreement, the Exchange Agreement and the registration rights agreement, as amended by the Exchange Agreement, a registration statement initially filed on January 15, 2016 was declared effective pursuant to which we registered 10,348,794 shares of our common stock under the Securities Act, which includes 7,848,794 shares of common stock issuable upon exercise of the New Warrants held by the PIPE Investors.

On March 1, 2016, we entered into an Amendment No. 3 to the TriGen Stock Purchase Agreement accelerating and reducing the final payment to the Class B Seller.

On March 3, 2016, our Board of Directors approved a $15 million share repurchase program for the Company's common stock whereby shares may be purchased from time to time, in open market transactions or in negotiated off-market transactions.  The program may continue for up to eighteen months. As of March 14, 2016, the Company has repurchased 992,182 shares of our common stock.

On March 3, 2016, we entered into a fourth amendment to our existing credit agreement to permit Patriot to repurchase shares of its outstanding common stock pursuant to certain volume and timing limitations.

Matters Affecting Historical and Future Comparability

Industry Trends

According to the most recently published NCCI Report, the total net premium written by state funds and private carriers of workers’ compensation insurance in the United States was $44.2 billion in 2014, an increase from $33.8 billion in 2010, representing a compound annual growth rate of 6.9% over that period, and according to data compiled by SNL Financial, total direct premium written by workers’ compensation insurance carriers in the United States, which includes the amount of premium reinsured by insurance carriers, was $55.4 billion in 2014, an increase from $40.4 billion in 2010, representing a compound annual growth rate of 8.3% over that period. In the past several years, premium growth in the workers’ compensation industry has been predominantly driven by the recovery of employment levels to generally at or near pre-recession levels, as well as increasing premium rates.

Like other sectors of the insurance industry, the workers’ compensation sector experiences underwriting cyclicality, which generally underpins changes in premium rates. This cyclicality is determined by a number of factors, but there are two notable drivers. First, ultimate loss costs become more difficult to predict when claims remain open for longer periods, generally as a result of wage and medical cost inflation. For example, the NCCI Report indicates that medical costs per claim increased by approximately 6.4% on average per year from 1995 through 2014. Second, the amount of investment income insurance carriers can earn may also influence such carrier’s underwriting practices. Investment income can be sufficiently significant, particularly when claims remain open for longer periods, to compensate for underwriting losses, such as those the workers’ compensation industry has experienced in recent years, as reflected in a greater than 100% combined ratio for all but two years from 1990 to 2014. However, in periods of low interest rates, similar to the current investment environment, insurance carriers cannot generate sufficient investment income to offset underwriting losses, and as a result have demanded higher premium rates. This has led to a modest “hardening” of the workers’ compensation market.

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

Public Company Costs

We consummated our Public Offering on January 22, 2015 and incurred additional costs associated with operating as a public company, including hiring additional personnel, improving financial reporting systems, additional directors’ and officers’ liability insurance, director fees and expanding our facilities. These costs related to legal, regulatory, compliance, finance, accounting, investor relations and other administrative functions.

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

●

Adjusted EBITDA: we define Adjusted EBITDA as net income before interest expense, income tax expense (benefit), excluding depreciation and amortization, costs from debt payoff, stock compensation expenses, severance expenses, public offering costs, acquisition costs and changes in fair value of assets and warrant liabilities.

●	Adjusted EBITDA margins: we define Adjusted EBITDA margins as Adjusted EBITDA divided by the sum of fee income and fee income from related party.
●	Operating Cash Flow:we define Operating Cash Flow as Adjusted EBITDA less income tax expense, interest expense, and capital expenditures.
●

Adjusted Earnings (Loss):we define Adjusted Earnings or Loss and Adjusted Earnings or Loss per share as net income (loss) adjusted for net realized (gains) or losses on investments, increase/(decrease) in fair value of warrant redemption liability and loss on exchange of units and warrants.

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

Reference Premium Written

	Year Ended December 31,
In thousands	2015	2014	2013
Gross Reference Premium Written	$470,240	$335,144	$350,299
Reference Premium Written	$462,056	$359,924	$357,376

Gross reference premium written for the year ended December 31, 2015 was $470.2 million compared to $335.1 million for the year ended December 31, 2014, an increase of $135.1 million.  The increase was attributable to a $19.6 million increase in Guarantee Insurance gross reference premium written, and the inception of new contracts with Scottsdale, AIG and certain other insurance carrier clients, which generated $128.5 million of gross reference premium written. The increase was partially offset by a $13.0 million decrease in gross reference premium written on behalf of Zurich as a result of Zurich reducing its volumes in California, where business covered by our initial program with Zurich was solely written. In September 2014, we entered into a second program with Zurich that further expands coverage in multiple other states.

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

Reference premium written for the year ended December 31, 2015 was $462.0 million compared to $359.9 million for the year ended December 31, 2014, an increase of $102.1 million.  The increase was attributable to a $19.6 million increase in Guarantee Insurance gross reference premium written, and the inception of new contracts with Scottsdale, AIG and certain other insurance carrier clients, which generated $109.5 million of reference premium written. The increase was partially offset by a $26.9 million decrease in reference premium written on behalf of Zurich as a result of Zurich reducing its volumes in California, where business covered by our initial program with Zurich was solely written. In September 2014, we entered into a second program with Zurich that further expands coverage in multiple other states.

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

	Year Ended December 31,
In thousands	2015	2014	2013
Net income (loss)	$(5,375)	$10,414	$(6,186)
Adjusted EBITDA	$51,464	$27,131	$6,606

Adjusted EBITDA for the year ended December 31, 2015 was $51.5 million compared to $27.1 million for the year ended December 31, 2014, an increase of $24.3 million.  The increase was principally attributable to a $107.0 million increase in total fee income and fee income from related party, partially offset by an $82.7 million increase in total expenses (excluding depreciation and amortization, costs from debt payoff, stock compensation expenses, severance expenses, public offering costs, acquisition costs and changes in fair value of assets and liabilities, which are added back to net income to arrive at Adjusted EBITDA), all of which are discussed more fully below.

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

	Year Ended December 31,
In thousands	2015	2014	2013
Net income (loss)	$(5,375)	$10,414	$(6,186)
Net cash provided by operating activities	$2,569	$24,360	$6,048
Operating cash flow	$37,117	$4,479	$4,684

Operating cash flow for the year ended December 31, 2015 was $37.1 million compared to $4.5 million for the year ended December 31, 2014, an increase of $32.6 million. The increase was principally attributable to a $107.0 million increase in total fee income and fee income from related party, partially offset by an $82.7 million increase in total expenses (excluding depreciation and amortization, costs from debt payoff, stock compensation expenses, severance expenses, public offering costs, acquisition costs and changes in fair value of assets and liabilities, which are added back to net income to arrive at Adjusted EBITDA), a decrease of $6.8 million income tax expense and a decrease of $5.7 million interest expense, which were partially offset by a $4.1 million increase in capital expenditures.

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

	Year Ended December 31,
In thousands	2015	2014	2013
Net income (loss)	$(5,375)	$10,414	$(6,186)
Adjusted earnings	$20,069	$5,981	$(1,632)

Adjusted earnings for the year ended December 31, 2015 was $20.1 million compared to $6.0 million for the year ended December 31, 2014, an increase of $14.1 million. The increase was principally attributable to a $107.0 million increase in total fee income and fee income from related party, partially offset by an $82.7 million increase in total expenses (excluding depreciation and amortization, costs from debt payoff, stock compensation expenses, severance expenses, public offering costs, acquisition costs and changes in fair value of assets and liabilities, which are added back to net income to arrive at Adjusted EBITDA), net of a $9.0 million increase in income tax expense at the statutory rate.

Adjusted earnings for the year ended December 31, 2014 was $6.0 million compared to a loss of $(1.6) million for the year ended December 31, 2013, an increase of $7.6 million. The increase was principally attributable to a $46.9 million increase in total fee income and fee income from related party and a $0.4 million increase in net investment income, partially offset by a $39.8 million increase in total expenses (excluding increase in fair value of warrant redemption liability, loss on exchange of units and warrants, and provision for uncollectible fee income as adjusted for income tax expense on reconciling items), all of which are discussed more fully below.

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

●	other operating expenses incurred in connection with our service offerings, consisting primarily of office rent, temporary labor costs, consulting fees and other expenses;
●	interest expense incurred on our outstanding indebtedness based on applicable interest rates during the relevant periods;
●	depreciation and amortization;
●	amortization of loan discounts and loan costs associated with loan agreements and of the estimated value of equity interests issued pursuant to loan agreements; and
●	increases or decreases in the fair value of liability warrants.

Results of Operations

The following table sets forth certain consolidated statement of operations data derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	For the Year Ended December 31,
In thousands	2015	2014	2013
Consolidated Statement of Operations Data
Revenues
Fee income	$122,881	$55,848	$46,486
Fee income from related party	86,883	46,882	9,387
Total fee income and fee income from related party	209,764	102,730	55,873
Net investment income	135	496	87
Net (losses) gains on investments	(179)	14,038	(50)
Total Revenues	209,720	117,264	55,910
Expenses
Salaries and related expenses	77,628	32,420	15,985
Commission expense	35,879	16,939	8,765
Management fees to related party for administrative support services	—	5,390	12,139
Outsourced services	12,234	5,608	3,303
Allocation of marketing, underwriting and policy issuance costs from related party	—	1,872	4,687
Other operating expenses	34,600	13,821	7,101
Acquisition costs	6,781	—	—
Interest expense	3,544	9,204	1,174
Depreciation and amortization	14,577	5,935	2,607
Amortization of loan discounts and loan costs	373	2,158	5,553
Non-cash stock based compensation expense	10,787	—	—
Costs related to extinguishment of debt	13,681	—	—
Public offering costs	1,229	—	—
Increase in fair value of earn-out liability	827	—	—
Gain on financing transaction	(609)	—	—
Gain on disposal of fixed assets	(7)	—	—
(Decrease) Increase in fair value of warrant redemption liability	(1,410)	1,823	—
Loss on exchange of units and warrants	—	—	152
Total Expenses	210,114	95,170	61,466
Net Income (Loss) before income tax (benefit) expense	(394)	22,094	(5,556)
Income tax expense (benefit)	4,871	11,635	712
Net Income (Loss) Including Non-Controlling Interest in Subsidiary	(5,265)	10,459	(6,268)
Net Income attributable to Non-controlling interest in subsidiary	110	45	(82)
Net (Loss) Income	$(5,375)	$10,414	$(6,186)

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues:

Total Fee Income and Fee Income from Related Party. Total fee income and fee income from related party for the year ended December 31, 2015 was $209.8 million compared to $102.7 million for the year ended December 31, 2014, an increase of $107.1       million or approximately 104%. The increase was primarily due to increased overall revenue in organic growth, acquisition revenue and fee income from related party.

For the year ended December 31, 2015, approximately 69% of our total fee income and fee income from related party was attributable to our contracts with Guarantee Insurance, a related party, and approximately 7% of our total fee income and fee income from related party was attributable to contracts with our second largest client.

Fee Income. Fee income, which represents fee income from non-related parties, for the year ended December 31, 2015 was $122.9 million versus $55.8 million for the year ended December 31, 2014, an increase of $67.1 million or 120%.

This increase was attributable to non-related party fee income from businesses acquired during 2015 of $26.9 million, an increase in fee income earned by the Patriot Care Management Business from non-related parties of $24.7 million, which was acquired on August 6, 2014, and an increase in brokerage and policyholder services and claims administration services fee income earned from non-related parties of $15.4 million.

Our prices by customer for our brokerage and policyholder services and claims administration services were unchanged for the year ended December 31, 2015 relative to the year ended December 31, 2014 and, accordingly, the net increase in fee income was related to changes in the volume of business we managed.

Fee Income from Related Party. Fee income from related party for the year ended December 31, 2015 was $86.9 million compared to $46.9 million for the year ended December 31, 2014, an increase of $40.0 million or approximately 85%.

The increase was principally attributable to an increase of $41.3 million of brokerage and policyholders services fee income from Guarantee Insurance. On August 6, 2014 we entered into a new agreement with Guarantee Insurance to provide all of our brokerage and policyholder services to Guarantee Insurance, with no such contract existing previously during 2014. The increase was partially offset by a decrease of $3.1 million of claims administration services fee income earned from Guarantee Insurance for the year ended December 31, 2015.

Our prices by customer for our brokerage and policyholder services and claims administration services were unchanged for the year ended December 31, 2015 relative to the year ended December 31, 2014 and, accordingly, the net increase in fee income from related party was solely related to changes in the volume of business we managed.

Net Investment Income. Net investment income was $0.1 million for the year ended December 31, 2015 compared to $0.5 million for the year ended December 31, 2014, a decrease of $0.4 million. Net investment income for the year ended December 31, 2015 was principally attributable to investment income of cash on hand.

Net Realized Gains (Losses) on Investments. Net realized gains (losses) on investments was a loss of $0.2 million for the year ended December 31, 2015, compared to a gain of $14.0 million for the year ended December 31, 2014. This decrease is a result of the net gain realized upon the redemption of the MCMC preferred equity in connection with the Patriot Care Management Acquisition that was recognized in 2014.

Expenses:

Salaries and Salary Related Expenses. Salaries and salary related expenses for the year ended December 31, 2015 were $77.6     million compared to $32.4 million for the year ended December 31, 2014, an increase of $45.2 million or approximately 140%.

The increase in salary for the year ended December 31, 2015 is the primarily the result of acquiring seventeen (17) companies during the year and increasing the corporate staff to complete and absorb those acquisitions. Additionally, August 6, 2014, we began to directly incur salary and salary related costs associated with our brokerage and policyholder services, as well as salary and salary related costs associated with administrative support services, including executive management, information technology, accounting, human resources and legal services. Previously, we received an allocation for such brokerage and policyholder services costs from Guarantee Insurance Group as described under “—Allocation of Marketing, Underwriting and Policy Issuance Costs from Related Party” below, and a portion of such administrative support services costs was incurred in the form of a management fee paid to Guarantee Insurance Group as described under “—Management Fees to Related Party for Administrative Support Services” below. Salary and salary related costs further increased in the period since August 6, 2014 as a result of the new agreement we entered into with Guarantee Insurance to provide all of our brokerage and policyholder services to Guarantee Insurance, as described elsewhere in this 10-K. In addition, effective August 6, 2014, we acquired the Patriot Care Management Business, which has notably increased our workforce. Accordingly, we expect further significant increases in salaries and salary related costs going forward.

Commission Expense. Commission expense for the year ended December 31, 2015 was $35.9 million compared to $16.9 million for the year ended December 31, 2014, an increase of $19.0 million or 112%. This increase is principally due to corresponding increase in fee income. Our commission rates for our brokerage and policyholder services were unchanged for the year ended December 31, 2015 relative to the year ended December 31, 2014 and, accordingly, the net increase in commission expense was related to changes in the volume of business we managed.

Management Fees to Related Party for Administrative Support Services. Management fees to related party for administrative support services for the year ended December 31, 2015 were $0 compared to $5.4 million for the year ended December 31, 2014, a decrease of $5.4 million or 100%.

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

Outsourced Services. Outsourced services for the year ended December 31, 2015 were $12.2 million compared to $5.6 million for the year ended December 31, 2014, an increase of $6.6 million or 118%. The increase was principally attributable to outsourced services costs incurred by the Patriot Care Management Business Management Business. We acquired the Patriot Care Management

Business on August 6, 2014 and, accordingly such costs were only incurred for the period of August 6, 2014 through December 31, 2014 during the previous year compared with a full year of expense for the year ending December 31, 2015.

Allocation of Marketing, Underwriting and Policy Issuance Costs from Related Party. Allocation of marketing, underwriting and policy issuance costs from Guarantee Insurance Group, a related party, for the year ended December 31, 2015 was $0.0 million compared to $1.9 million for the year ended December 31, 2014, a decrease of $1.9 million or 100%.

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

Other Operating Expenses. Other operating expenses for the year ended December 31, 2015 were $34.6 million compared to $13.8 million for the year ended December 31, 2014, an increase of $20.8 million. This increase was principally due to the fact that effective August 6, 2014, we directly incurred other operating expenses which were previously allocated to us from Guarantee Insurance Group or incurred in the form of a management fee paid to Guarantee Insurance Group as described under “—Salaries and Salary Related Expenses” above.

Additionally, the increase is due to additional other operating expenses incurred and associated with the operations of the Patriot Care Management Business. We did not own the Patriot Care Management Business until August 6, 2014, accordingly, we did not record any such other operating expenses for it for that period. The increase was also partially attributable to an increase in consulting and temporary labor costs incurred in connection with an increase in workload in respect of claims administration services.

We expect that other operating expenses will further increase going forward as a result of the new arrangements in respect of costs associated with both brokerage and policyholder services and administrative support services, as described under “—Salaries and Salary Related Expenses” above.

Interest Expense. Interest expense for the year ended December 31, 2015 was $3.5 million compared to $9.2 million for the year ended December 31, 2014, a decrease of $5.7 million. Interest expense for the year ended December 31, 2015, is comprised of interest accruing under the UBS Credit Agreement entered into on August 6, 2014. We had a significant reduction of interest expense due to lower debt balances and interest rates associated with our current Senior Secured Credit Facility, as discussed in Note 7 to our consolidated financial statements, “Notes Payable and Lines of Credit.”

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2015 was $14.6 million compared to $5.9 million for the year ended December 31, 2014, an increase of $8.7 million. The increase was attributable mainly to an increase in amortization of intangible assets as a result of businesses acquired in the years ended December 31, 2014 and 2015.

Amortization of Loan Discounts and Loan Costs. Amortization of loan discounts and loan costs was $0.4 million for the year ended December 31, 2015 compared to $2.2 million for the year ended December 31, 2014, a decrease of $1.8 million.

Stock Compensation Expense. The Company recognized $10.8 million of stock compensation expense for the year ended December 31, 2015.  Stock compensation expense is related to restricted stock and stock option awards.  See Note 10 to our consolidated financial statements, “Stock-Based Compensation,” for further details related to these awards and the recognized expense.

Costs Related to Extinguishment of Debt. The Company recognized expenses for “make-whole” payments upon repayment of the PennantPark Debt and UBS Debt on January 22, 2015. These expenses were comprised of $3.8 million to the PennantPark Entities and $0.6 million to UBS.  Additionally, the Company recognized expenses for the write-off of existing deferred financing of $6.3 million and original issue discounts of $3.1 million associated with the PennantPark Debt and UBS Debt upon repayment on January 22, 2015.  Due to the non-recurring nature of these expenses, they are presented separately from interest expense and amortization expense, respectively, in our consolidated results for the twelve months ended December 31, 2015. Total cost from debt payoff was $13.7 million for the year ended December 31, 2015.

Public Offering Costs. The Company recognized $1.2 million in expenses for the year ended December 31, 2015 related to the costs associated with raising equity capital subsequent to the IPO.

Increase in fair value of earn-out liability. For the year ended December 31, 2015, the Company recognized an increase of $0.8 million to the fair value of earnout recorded for the acquisition of CWI Benefits, Inc.  The increase in fair value is treated as expense rather than an adjustment to purchase price in accordance with ASC 820.

The fair value of earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement, as discussed further in Note 11 to our consolidated financial statements, “Fair Value Measurement of Financial Assets and Liabilities.” In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability.  We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

The “maximum potential earnout payables” of $15.2 million as of December 31, 2015 represents the maximum amount of additional consideration that could be paid pursuant to the terms of the purchase agreement for the applicable acquisition. The “recorded earnout payables” of $11.6 million as of December 31, 2015 are primarily based upon the estimated future operating results of the acquired entities over a one- to three-year period subsequent to the acquisition date.  The recorded earnout payables are measured at fair value as of the acquisition date and are included on that basis in the total recorded purchase price in the foregoing table. We will record subsequent changes in these estimated earnout obligations, including the accretion of discount, in our statement of operations when incurred.

Gain on financing transaction.  For the year ended December 31, 2015 the Company recognized a gain of $0.6 million with regard to recognition of financing transactions. See Note 15 to our consolidated financial statements, “Warrant Redemption Liability.”

Increase in Fair Value of Warrant Redemption Liability. The decrease in fair value of warrant redemption liability was $1.4 million for the year ended December 31, 2015 compared to an increase of $1.8 million for the year ended December 31, 2014, which represents the change in estimated fair value of the detachable common stock warrants issued to the lenders in connection with the Initial Tranche and Additional Tranche of the PennantPark Loan Agreement and the common stock issued to Advantage Capital pursuant to their September 30, 2014 exercise of common stock warrants as described elsewhere in this 10-K. We recorded this as a reclassification in APIC, and reflect the changes in the estimated fair value thereof, since the warrant holders and stockholders may at redeemed the warrants for stock at the exercisable value of the warrants.  At the time of the IPO, Pennant Park redeemed 965,700 of the warrants and the remaining 144,855 warrants were redeemed on November 24, 2015.

Income Tax Expense. Income tax expense was $4.9 million for the year ended December 31, 2015 compared to $11.6 million for the year ended December 31, 2014, a decrease in income tax expense of $6.7 million. Income tax expense for the year ended December 31, 2015 and 2014 was principally comprised of federal income tax expense at a statutory federal rate of 34% and 35%, respectively, and state income tax expense, plus the tax expense associated with the increase in valuation allowance as described in Note 16 to our consolidated financial statements, “Income Taxes.”

Prior to November 27, 2013, certain of our subsidiaries were S Corporations or limited liability companies, electing to be taxed as pass through entities and, accordingly, we did not recognize a federal or state income tax provision for these subsidiaries for the previous portion of the year ended December 31, 2013.

Net Income (Loss)

As a result of the factors described above, net income (loss) decreased by $15.8 million to a net loss of $5.4 million for the year ended December 31, 2015 as compared to net income of $10.4 million for the prior year.

Year Ended December 31, 2014 Compared to December 31, 2013

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

Fee Income. Fee income, which represents fee income from non-related parties, for the year ended December 31, 2014 was $55.8 million versus $46.5 million for the year ended December 31, 2013, an increase of $9.3 million.

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

Our prices by customer for our brokerage and policyholder services and claims administration services were unchanged for the year ended December 31, 2014 relative to the years ended December 31, 2013 and, accordingly, the net increase in fee income was related to changes in the volume of business we managed.

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

Net Investment Income. Net investment income was $0.1 million for the year ended December 31, 2015 compared to $0.5 million for the year ended December 31, 2014, a decrease of $0.4 million. Net investment income for the year ended December 31, 2015 was principally attributable to investment income of cash on hand.  Net investment income was $0.5 million for the year ended December 31, 2014 compared to $0.1 million for the year ended December 31, 2013, an increase of $0.4 million. Net investment income for the year ended December 31, 2014 was principally attributable to interest received in respect of a note receivable from Guarantee Insurance under the Surplus Note, which was retired in connection with the GUI Acquisition effective August 6, 2014.

Net Gains (Losses) on Investments. Net unrealized losses on investments were $0.2 million for the year ended December 31, 2015, compared to a realized gain of $14.0 million for the year ended December 31, 2014. The unrealized losses in the year ended December 31, 2015 relate to investments in equity and fixed income securities. The gain recorded in the year ended December 31, 2014 represents the net gain realized upon the redemption of the MCMC preferred equity in connection with the Patriot Care Management Acquisition.

Net realized gains (losses) on investments was $14.0 million for the year ended December 31, 2014, compared to a loss of $0.1 million for the year ended December 31, 2013. The gain recorded in the year ended December 31, 2014 represents the net gain realized upon the redemption of the MCMC preferred equity in connection with the Patriot Care Management Acquisition.

Expenses:

Salaries and Salary Related Expenses. Salaries and salary related expenses for the year ended December 31, 2014 were $32.4 million compared to $16.0 million for the year ended December 31, 2013, an increase of $16.4 million or approximately 103%.

This increase in 2014 was principally due to additional salary and salary related costs recorded from August 6, 2014, the date on which we began to directly incur salary and salary related costs associated with our brokerage and policyholder services, as well as salary and salary related costs associated with administrative support services, including executive management, information technology, accounting, human resources and legal services. Previously, we received an allocation for such brokerage and policyholder services costs from Guarantee Insurance Group as described under “—Allocation of Marketing, Underwriting and Policy Issuance Costs from Related Party” below, and a portion of such administrative support services costs was incurred in the form of a management fee paid to Guarantee Insurance Group as described under “—Management Fees to Related Party for Administrative Support Services” below. Salary and salary related costs further increased in the period since August 6, 2014 as a result of the new agreement we entered into with Guarantee Insurance to provide all of our brokerage and policyholder services to Guarantee Insurance, as described elsewhere in this 10-K. In addition, effective August 6, 2014, we acquired the Patriot Care Management Business, which has notably increased our workforce. Accordingly, we expect further significant increases in salaries and salary related costs going forward.

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

Interest Expense. Interest expense for the year ended December 31, 2014 was $9.2 million compared to $1.2 million for the year ended December 31, 2013, an increase of $8.0 million. Interest expense for the year ended December 31, 2014, is comprised of interest accruing under (i) the Initial Tranche of the PennantPark Loan Agreement entered into on November 27, 2013 in connection with the Reorganization, (ii) the Additional Tranche of the PennantPark Loan Agreement, as amended, entered into on August 6, 2014 in connection with the GUI Acquisition and (iii) the UBS Credit Agreement entered into on August 6, 2014 in connection with the Patriot Care Management Acquisition, all described elsewhere in this 10-K. We expect a significant reduction of interest expense in the future, due to lower debt balances and interest rates associated with our current Senior Secured Credit Facility, as discussed in Note 7 to our consolidated financial statements, “Notes Payable and Lines of Credit.”

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

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2014 was $5.9 million compared to $2.6 million for the year ended December 31, 2013, an increase of $3.3 million. The increase was attributable mainly to an increase in depreciation related to capitalized policy and claims administration system development costs which we incurred principally in the second half of 2013 and first half of 2014 in connection with our IE platform and, $1.8 million of intangible asset amortization relating to the Patriot Care Management Business for the period August 6, 2014 to December 31, 2014.

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

Our revenue and operating results associated with our brokerage and policyholder services are generally subject to seasonal variations as a result of the distribution of renewal dates of existing policies throughout the year, with slightly more renewals occurring in the first and third calendar quarters based on the current distribution of such dates.

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
We believe that our cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for at least the next twelve (12) months. As of December 31, 2015, our unrestricted cash and cash equivalents were $8.4 million, and investments in equity and fixed income securities of $3.2 million. In addition, as of December 31, 2015, we had $16.1 million of restricted cash, which are funds we receive from our insurance carrier clients and that are earmarked exclusively for payments of claims on behalf of such clients. We cannot use such funds for other purposes.

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

Cash Flows

The following table summarizes our cash flow activities for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
In thousands	2015	2014	2013
Cash flow activities:
Net Cash Provided by Operating Activities	$2,569	$24,360	$6,048
Net Cash Used in Investment Activities	(92,712)	(59,523)	(28,773)
Net Cash Provided by (Used in) Financing Activities	94,264	37,753	22,702

Operating Activities

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net cash provided by operating activities for the year ended December 31, 2015 was $2.6 million compared to $24.4 million for the year ended December 31, 2014, a decrease of $21.8 million. The decrease was attributable to an increase of $24.3 million in Adjusted EBITDA discussed above, partially offset by a $ 5.7 million decrease in interest expense discussed above and by changes in certain assets and liabilities, principally fee income receivable from related party, income taxes payable and accounts payable, accrued expenses, and other liabilities.

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

Investing Activities

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net cash used in investing activities for the year ended December 31, 2015 was $92.7 million compared to $59.5 million for the year ended December 31, 2014, an increase of $33.2 million. The increase was principally attributable to $79.1 million of cash, net of $4.1 million used for the seventeen (17) acquisitions, as described elsewhere in this 10-K.

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

Financing Activities

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net cash provided by financing activities for the year ended December 31, 2015 was $94.3 million compared to $37.8 million for the year ended December 31, 2014, an increase of $56.5 million. The increase was principally attributable to $107.3 million of net proceeds from borrowings under the BMO Credit Agreement in connection with the seventeen (17) acquisitions described elsewhere (see Note 3 to our consolidated financial statements, “Business Combinations”) in this 10-K, $98.3 million in equity proceeds from the initial public offering, net of $3.7 million in issuance costs, $119.6 million in repayment of notes payable, and repayment of $2.5 million in capital leases.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net cash provided by financing activities for the year ended December 31, 2014 was $37.8 million compared to $22.7 million for the year ended December 31, 2013, an increase of $15.1 million. The increase was principally attributable to $51.2 million of net proceeds from borrowings under the UBS Credit Agreement in connection with the acquisition of PCM as described elsewhere (see Note 7 to our consolidated financial statements, “Notes Payable and Lines of Credit”) in this 10-K, and a $5.3 million decrease in distributions to members and dividends to common stockholders paid during the year ended December 31, 2013. This was partially offset by a $3.7 million increase in loan financing fees and costs incurred in connection with the initial public offering for the year ended December 31, 2014 versus the year ended December 31, 2013.

Capital Expenditures

For the year ended December 31, 2015, Patriot made capital expenditures of $5.9 million, for fixed assets and policy and claims administration system development costs, principally in connection with our IE platform.

For the year ended December 31, 2014, Patriot and GUI made capital expenditures of $1.5 million and $0.3 million, respectively, for fixed assets and policy and claims administration system development costs, principally in connection with our IE platform. For the years ended December 31, 2013, GUI made capital expenditures of $6.1 million for fixed assets and policy and claims administration system development costs, principally in connection with our IE platform.

Our balance sheet as of December 31, 2015 includes balances attributable to these capital expenditures, which we acquired from GUI effective August 6, 2014. Our balance sheet as of December 31, 2013 do not include balances attributable to these capital expenditures. However, amortization associated with these capital expenditures is included in our operating results for the year ended December 31, 2015, 2014 and 2013. Our IE policy and claims administration system was placed into production in August 2013. Although we expect to make additional capital expenditures related to the development of additional features and functionality related to our IE policy and claims administration system, we do not anticipate such further costs to be significant.

Indebtedness

Senior Secured Credit Facility

On January 22, 2015, we entered into the Credit Agreement which provides for a $40.0 million revolving credit facility and a $40.0 million term loan facility (the “senior secured credit facility”). The senior secured credit facility has a maturity of five years, and borrowings thereunder bear interest, at our option, at LIBOR plus a margin ranging from 250 basis points to 325 basis points or at base rate plus a margin ranging from 150 basis points to 225 basis points. Margins on all loans and fees will be increased by 2% per annum during the existence of an event of default. The revolving credit facility includes borrowing capacity available for letters of credit and borrowings on same-day notice, referred to as swing line loans. At any time prior to maturity, we have the right to increase the size of the revolving credit facility or the term loan facility by an aggregate amount of up to $20.0 million, but in a minimum amount of $5.0 million. On August 14, 2015, we entered into a second amendment to our $80.0 million senior secured credit facility which provides for an additional $50.0 million of term loans plus the ability to increase the term loan by an additional $50.0 million under certain conditions. The amendment also added a requirement that until we deliver a certificate certifying that (a) the our total leverage ratio is equal to or less than 2.25 to 1.00 and (b) our Adjusted EBITDA for the twelve-months then ended is at least $70.0 million, the outstanding revolving loans (plus any swing line loans and the aggregate stated amount of all letters of credit) shall not exceed $30.0 million. All other material terms and conditions in the senior secured credit facility were unchanged by the amendment. On December 23,2015 we entered into a third amendment, which permits Patriot to exercise the provisions of the Rescission and Exchange Agreement for the private placement of company stock and warrants, and related Back-to-Back Agreement with the selling shareholder, as described in Related Party transactions.

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

The senior secured credit facility contains certain covenants that, among other things and subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to engage in certain business and financing activities and that require us to maintain certain financial covenants, including requirements to maintain (i) a maximum total leverage ratio of total outstanding debt to adjusted EBITDA for the most recently-ended four fiscal quarters of no more than 300% and (ii) a minimum fixed charge coverage ratio of adjusted EBITDA to the sum of cash interest expense (which amount shall be calculated on an annualized basis for the three, six and nine month periods ending March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015) plus income tax expense (or less any income tax benefits) plus capital expenditures plus dividends, share repurchases and other restricted payments plus regularly scheduled principal payments of debt for the same period of a least 150% for the most recently-ended four quarters. The senior secured credit facility allows us to pay dividends in an amount up to 50% of our net income if certain other financial conditions are met. The senior secured credit facility contains other restrictive covenants, including those regarding indebtedness (including capital leases) and guarantees; liens; operating leases; investments and acquisitions; loans and advances; mergers, consolidations and other fundamental changes; sales of assets; transactions with affiliates; no material changes in nature of business; dividends and distributions, stock repurchases, and other restricted payments; change in name, jurisdiction of organization or fiscal year; burdensome agreements;. and capital expenditures. The senior secured credit facility also has events of default that may result in acceleration of the borrowings thereunder, including (i) nonpayment of principal, interest, fees or other amounts (subject to customary grace periods for items other than principal); (ii) failure to perform or observe covenants set forth in the loan documentation (subject to customary grace periods for certain affirmative covenants); (iii) any representation or warranty proving to have been incorrect in any material respect when made; (iv) cross-default to other indebtedness and contingent obligations in an aggregate amount in excess of an amount to be agreed upon; (v) bankruptcy and insolvency defaults (with grace period for involuntary proceedings); (vi) inability to pay debts; (vii) monetary judgment defaults in excess of an agreed upon amount; (viii) ERISA defaults; (ix) change of control; (x) actual invalidity or unenforceability of any loan document, any security interest on any material portion of the collateral or asserted (by any loan party) invalidity or unenforceability of any security interest on any collateral; (xi) actual or asserted (by any loan party) invalidity or unenforceability of any guaranty; (xii) material unpaid, final judgments that have not been vacated, discharged, stayed or bonded pending appeal within a specified number of days after the entry thereof; and (xiii) any other event of default agreed to by us and the Administrative Agent.

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

All obligations under the PennantPark Loan Agreement were guaranteed by certain of our subsidiaries as well as several affiliated entities, including GUI, and were generally secured by the tangible and intangible property of the borrowers and the guarantors. In connection with both tranches of the PennantPark Loan Agreement, we issued warrants to the PennantPark Entities to purchase an aggregate of 1,110,555 shares of our common stock. As of December 31, 2015 all warrants associated with Pennant Park have been settled for shares of the company’s stock.

PIPE Transaction

See above in “Recent Events” for a discussion of PIPE Transaction.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The table below provides information with respect to our long-term debt and contractual commitments as of December 31, 2015:

	Payments Due by Period
In thousands	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt obligations	$5,500	$7,562	$8,250	$10,313	$74,875	$—	$106,500
Short-term revolver debt obligations	—	—	—	—	18,032	—	18,032
Interest on debt	4,272	4,049	3,778	3,459	70	—	15,628
Acquisition earnouts	10,556	1,827	—	—	—	—	12,383
Deferred purchase consideration	6,128	—	—	—	—	—	6,128
Operating lease obligations	5,461	5,032	4,089	3,678	2,751	1,744	22,755
Capital lease obligation	2,275	—	—	—	—	—	2,275
Total contractual obligations	$34,192	$18,470	$16,117	$17,450	$95,728	$1,744	$183,701

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

Significant estimates inherent in the preparation of our consolidated financial statements include useful lives and impairments of long-lived tangible and intangible assets, accounting for income taxes and related uncertain tax positions, the valuation of warrant liabilities and accounting for business combinations.

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

Prior to August 6, 2014, our brokerage and policyholder services revenue was derived solely from (1) insurance carrier clients other than Guarantee Insurance (“Other Carriers”), all of which record written premium as premium is collected and (2) Guarantee Insurance under a producer agreement for workers’ compensation policies described below.

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

Generally, as a historical matter, the policies we produced for our Other Carriers featured payment plans that spanned the term of the policy. Because we record the revenue from the brokerage and policyholder services as premium is collected, we estimated nominal commission income would be returned to clients due to net reductions in total premium for the term of the policy, typically associated with mid-term policy cancellations.  Accordingly, we did not maintain an allowance for estimated return commission income on business produced for our Other Carriers prior to August 6, 2014.

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

The allocation of marketing, underwriting and policy issuance costs from related party in our consolidated statements of operations represents costs reimbursed to Guarantee Insurance Group for rent and certain corporate administrative services. Management fees paid to related party for administrative support services in our consolidated statements of operations represent amounts paid to Guarantee Insurance Group for management oversight, legal, accounting, human resources and technology support services.

Restricted Cash

Restricted cash is comprised of amounts received from our clients to be used exclusively for the payment of claims on behalf of such clients.

Fixed Assets and Other Long Term Assets (excluding Goodwill)

Fixed assets are stated at cost, less accumulated depreciation. Expenditures for furniture and fixtures, software and computer equipment are capitalized and depreciated on a straight-line basis over a seven, three, or five-year estimated useful life, respectively. Expenditures for leasehold improvements on office space and facilities leased by Guarantee Insurance Group but utilized by us are capitalized and amortized on a straight-line basis over the term of Guarantee Insurance Group’s lease.

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

Goodwill

Goodwill represents the excess of consideration paid over the fair value of net assets acquired. Goodwill is not amortized, but is tested at least annually for impairment (or more frequently if certain indicators are present or management otherwise believes it is appropriate to do so). In the event that management determines that the value of goodwill has become impaired, we will record a charge for the amount of impairment during the fiscal quarter in which the determination is made. We determined that there was no impairment as of December 31, 2015 and 2014.

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

Income Taxes

We file consolidated federal income tax returns which include the results of our wholly and majority owned subsidiaries, which became our subsidiaries effective November 27, 2013 or as part of the Patriot Care Management Acquisition effective August 6, 2014 or as part of the 17 acquisitions which occurred during the year ended December 31, 2015. The tax liability of our company and its wholly and majority owned subsidiaries is apportioned among the members of the group in accordance with the portion of the consolidated taxable income attributable to each member of the group, as if computed on a separate return. To the extent that the losses of any member of the group are utilized to offset taxable income of another member of the group, we take the appropriate corporate action to “purchase” such losses. To the extent that a member of the group generates any tax credits, such tax credits are allocated to the member generating such tax credits.

Prior to November 27, 2013, two of our subsidiaries were S Corporations, electing to pass corporate income through to the sole shareholder for federal tax purposes. The then sole shareholder was responsible for reporting his share of the taxable income or loss from such subsidiaries to the Internal Revenue Service. Accordingly, our consolidated statements of operations for the years ended December 31, 2013 and 2012 do not include a provision for federal income taxes attributable to the operations of these subsidiaries for the period from January 1, 2013 to November 27, 2013 or for the year ended December 31, 2012. Effective November 27, 2013, concurrent with the Reorganization, these subsidiaries were converted to C Corporations and their taxable income became subject to U.S. corporate federal income taxes.

Another subsidiary of ours has identified its tax status as a limited liability company, electing to be taxed as a pass through entity. Prior to November 27, 2013, such subsidiary’s members were responsible for reporting their share of the entity’s taxable income or loss to the Internal Revenue Service. Accordingly, our consolidated statements of operations for the years ended December 31, 2013 and 2012 do not include a provision for federal income taxes attributable to this subsidiary’s operations for the period from January 1, 2013 to November 27, 2013 or for the year ended December 31, 2012. Effective November 27, 2013, following the Reorganization, we are responsible for reporting our share of that entity’s taxable income.

Another subsidiary of ours is domiciled in a non-U.S. jurisdiction and, accordingly, is not subject to U.S. federal income taxes. We have no current intention of distributing unremitted earnings of this subsidiary to its U.S. domiciled parent. Additionally, we believe that it is not practical to calculate the potential liability associated with such distribution due to the fact that dividends received from this subsidiary could bring additional foreign tax credits, which could ultimately reduce the U.S. tax cost of the dividend, and significant judgment is required to analyze any additional local withholding tax and other indirect tax consequences that may arise due to the distribution of these earnings. Accordingly, pursuant to ASC 740, Tax Provisions, the income tax benefit in our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 do not include a provision for federal income taxes attributable to that entity’s operations.

The income tax benefit in our consolidated statements of operations, included elsewhere in this Annual Report on Form 10-K, includes a provision for income taxes attributable to the revenues and expenses associated with the contracts and certain other assets acquired and liabilities assumed in the GUI Acquisition, as if GUI were included in our consolidated federal income tax return.

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

Fee Income Receivable and Fee Income Receivable from Related Party

Fee income receivable and fee income receivable from related party are based on contracted prices. We assess the collectability of these balances and adjust the receivable to the amount expected to be collected through an allowance for doubtful accounts. As of December 31, 2015, we maintained an allowance for doubtful accounts of approximately $0.3 million.

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

Due to the net loss of $5.4 million reported for the year ended December 31, 2015, weighted average outstanding equity grants representing 215,865 shares of common stock and weighted average warrants representing 10,685 shares of common stock were not dilutive.  As a result, basic and diluted earnings per share both reflect a net loss of $0.20 per share for the year ended December31, 2015. Due to $1.8 million expense resulting from the increase in fair value of warrants for the year ended December 31, 2014, weighted average outstanding detachable common stock warrants representing 1,109,445 shares of common stock outstanding were not dilutive. Due to a net loss for the year ended December 31, 2013 weighted average outstanding detachable common stock warrants representing 646,949 shares of common stock outstanding were not dilutive.

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

Recently Issued Financial Accounting Standards

     In February, 2016 The FASB issued an Accounting Standards Update (ASU) intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet.

     The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other organizations, the ASU on leases will take effect for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all organizations. The company is currently reviewing the impact that implementing this ASU will have.
In November 2015, the Financial Accounting Standards Board ("FASB") issued new accounting guidance related to income taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for us beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. We plan to adopt the new guidance in 2016, which is not expected to have a material impact on our consolidated financial statements other than reclassifying current deferred tax assets and liabilities to noncurrent in the balance sheet. See Note 16 to our consolidated financial statements for a discussion on income tax balances.

In September 2015, the FASB issued Accounting Standards Update ("ASU") 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”, an update to Accounting Standard Codification (“ASC”) Topic 805, Business Combinations.  This update requires that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjusting amounts are determined. The amendment requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued.  We will evaluate this guidance as potential adjustments arise.

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

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations”, regarding ASC Topic 205, Presentation of Financial Statements, and ASC Topic 360, Property, Plant and Equipment. The updated guidance related to reporting discontinued operations and disclosures of disposals of components of an entity. Under the amendment, only those disposals of components of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. Additionally, the elimination of the component's operations, cash flows and significant continuing involvement conditions have been removed. Further, an equity method investment could be reported as discontinued operations. The updated guidance is effective prospectively for all disposals or classifications as held for sale that occur within annual periods beginning after December 15, 2014. The adoption of this guidance has not had a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2015, we were not subject to any material interest rate risk or credit risk, and we had no exposure to foreign currency risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Patriot National, Inc.

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Patriot National, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patriot National, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Miami, Florida

March 18, 2016       Certified Public Accountants

Consolidated Balance Sheets

(In thousands)

	December 31, 2015	December 31, 2014
Assets
Current Assets
Cash	$8,372	$4,251
Equity and fixed income security investments	3,173	—
Total cash and investments	11,545	4,251
Restricted cash	16,055	6,923
Fee income receivable	8,159	1,942
Fee income receivable from related party	27,036	11,988
Net receivable from related parties	499	1,773
Deferred costs for initial public offering	—	2,682
Other current assets	2,046	430
Total current assets	65,340	29,989
Fixed assets, net of depreciation	5,092	1,879
Deferred loan fees	2,352	5,911
Goodwill	118,141	61,493
Intangible assets	75,681	32,988
Forward purchase asset	28,120	—
Advance on facilitation agreement	2,000	—
Other long term assets	11,428	9,842
Total Assets	$308,154	$142,102
Liabilities and Equity (Deficit)
Liabilities
Deferred claims administration services income	$10,639	$8,515
Net advanced claims reimbursements	1,835	6,803
Income taxes payable	2,996	11,548
Current earn-out payable	10,556	—
Accounts payable, accrued expenses and other liabilities	32,809	15,027
Deferred purchase consideration	6,128	—
Revolver borrowings outstanding	18,032	—
Current portion of notes payable	5,500	15,782
Current portion of capital lease obligation	2,232	2,332
Total current liabilities	90,727	60,007
Earn-out payable	1,827	—
Notes payable	101,000	95,039
Capital lease obligation	—	2,438
Warrant redemption liability	28,120	12,879
Total Liabilities	221,674	170,363
Equity (Deficit)
Preferred stock, $.001 par value; 100,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and December 31, 2014	—	—
Common stock, $.001 par value; 1,000,000 shares authorized, 28,105 and 18,075 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	21	14
Additional paid in capital	119,999	—
Accumulated deficit	(33,305)	(27,930)
Total Patriot National, Inc. Stockholders' Equity (Deficit)	86,715	(27,916)
Less Non-controlling interest	(235)	(345)
Total Equity (Deficit)	86,480	(28,261)
Total Liabilities and Equity (Deficit)	$308,154	$142,102

See accompanying notes to consolidated financial statements.

Consolidated Statement of Operations

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2015	2014	2013
Revenues
Fee income	$122,881	$55,848	$46,486
Fee income from related party	86,883	46,882	9,387
Total fee income and fee income from related party	209,764	102,730	55,873
Net investment income	135	496	87
Net gains (losses) on investments	(179)	14,038	(50)
Total Revenues	209,720	117,264	55,910
Expenses
Salaries and related expenses	77,628	32,420	15,985
Commission expense	35,879	16,939	8,765
Management fees to related party for administrative support services	—	5,390	12,139
Outsourced services	12,234	5,608	3,303
Allocation of marketing, underwriting and policy issuance costs from related party	—	1,872	4,687
Other operating expenses	34,600	13,821	7,101
Acquisition costs	6,781	—	—
Interest expense	3,544	9,204	1,174
Depreciation and amortization	14,577	5,935	2,607
Amortization of loan discounts and loan costs	373	2,158	5,553
Non-cash stock based compensation expense	10,787	—	—
Costs related to extinguishment of debt	13,681	—	—
Public offering costs	1,229	—	—
Increase in fair value of earn-out liability	827	—	—
Gain on financing transaction	(609)	—	—
Gain on disposal of fixed assets	(7)	—	—
(Decrease) Increase in fair value of warrant redemption liability	(1,410)	1,823	—
Loss on exchange of units and warrants	—	—	152
Total Expenses	210,114	95,170	61,466
Net (loss) income before income tax expense	(394)	22,094	(5,556)
Income Tax Expense	4,871	11,635	712
Net (Loss) Income Including Non-Controlling Interest in Subsidiary	(5,265)	10,459	(6,268)
Net income (loss) attributable to non-controlling interest in subsidiary	110	45	(82)
Net (Loss) Income	$(5,375)	$10,414	$(6,186)
Earnings (Loss) Per Common Share
Basic	$(0.20)	$0.66	$(0.43)
Diluted	(0.20)	0.66	(0.43)
Weighted Average Common Shares Outstanding
Basic	26,425	15,754	14,288
Diluted	26,425	15,754	14,288

Pro Forma Income Tax Expense (Unaudited)			$2,092
Pro Forma Earnings (Loss) Per Common Share
Basic			$(0.53)
Diluted			(0.53)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2015	2014	2013
Operating Activities
Net (Loss) Income	$(5,265)	$10,459	$(6,268)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Net (Income) attributable to business generated by GUI, exclusive of depreciation expense	—	(2,252)	5,105
Depreciation and amortization	14,577	5,935	2,607
Amortization of loan discounts and loan costs	373	2,158	5,553
(Decrease) Increase in fair value of warrant redemption liability	(1,410)	1,823	—
Increase in fair value of earn-out liability	827	—	—
Non-cash stock based compensation expense	10,787	—	—
Write-off of deferred financing and original issue discounts	9,342	—	—
Gain on financing transaction	(609)	—	—
Net non-cash losses (gains) on investments	179	(14,038)	50
Deferred income taxes	—	(388)	291
Loss on exchange of units and warrants	—	—	152
Provision for uncollectible fee income	351	502	2,544
Changes in certain assets and liabilities:
Decrease (increase) in:
Fee income receivable	(3,228)	(763)	(3,263)
Fee income receivable from related party	(15,048)	(6,667)	(1,383)
Claims reimbursement outstanding	—	—	1,101
Other current assets	(3,554)	209	22
Increase (decrease) in:
Net payable to related parties	434	924	(3,258)
Deferred claims administration services income	397	676	(2,493)
Net advanced claims reimbursements	(4,968)	2,433	4,003
Income taxes payable	(7,861)	11,326	408
Accounts payable and accrued expenses	7,245	12,023	877
Net Cash Provided by Operating Activities	2,569	24,360	6,048
Investment Activities:
Net increase in restricted cash	(2,541)	(2,488)	(4,290)
Net increase in note receivable from related party	—	(492)	(24,397)
Purchase of equity securities	(3,616)	(3,914)	(1,013)
Proceeds from sale of equity securities	264	4,037	963
Purchase of fixed assets and other long-term assets	(5,932)	(1,813)	(36)
Acquisitions, net of $2,316 and $912 cash acquired in 2015 and 2014, respectively	(80,887)	(54,853)	—
Net Cash Used in Investment Activities	(92,712)	(59,523)	(28,773)
Financing Activities:
Proceeds from initial public offering, net	98,275	—	—
Proceeds from senior secured term loans, net of $2,679 of fees	107,321	—	—
Repayment of senior secured term loans	(3,500)	—	—
Proceeds from notes payable, net of detachable common stock warrants and loan fees	—	51,168	38,472
Issuance of detachable common stock warrants	—	4,122	2,477
Payment of loan fees	—	(3,917)	(2,938)
Payment of costs for public offering	(3,742)	(2,682)	—
Revolver facility borrowings	59,100	—	—
Revolver facility repayments	(41,068)	—	—
Repayment of note payable	(119,573)	(10,196)	(10,000)
Repayment of capital lease obligation	(2,549)	(742)	—
Payment of unit holder distribution	—	—	(291)
Payment of stockholder dividend	—	—	(5,018)
Net Cash Provided by Financing Activities	94,264	37,753	22,702
Increase (decrease) in cash	4,121	2,590	(23)
Cash, beginning of period	4,251	1,661	1,684
Cash, end of period	$8,372	$4,251	$1,661

See accompanying notes to consolidated financial statements.

	For the Year Ended December 31,
	2015	2014	2013
Supplemental Cash Flow Data
Net Loss Attributable to Business Generated by GUI, Exclusive of Depreciation Expense
GUI total net loss	$—	$45	$7,586
Depreciation expense	—	(2,297)	(2,481)
	$—	$(2,252)	$5,105
Non-Cash Capital Contribution Associated with Assets and Liabilities of GUI
Fixed assets and other long term assets acquired from GUI	$—	$334	$6,091
Elimination of balances payable to GUI	—	3,168	(3,258)
Change in capital lease obligation assumed from GUI	—	1,304	(6,816)
Note receivable transferred to GUI	—	(492)	(28,329)
Note payable associated with acquisition of assets and liabilities of GUI	—	(30,000)	—
	$—	$(25,686)	$(32,312)
Interest Paid	$3,545	$9,189	$846
Income Taxes Paid	$11,062	$533	$—
Non-Cash Stock Consideration Issued for the Acquisition of Global HR Research LLC	$10,898	$—	$—
Non-Cash Financing Activities
Deemed dividend attributable to acquisition of MPCS assets	$(750)	$—	$—
Deemed dividend attributable to acquisition of GUI's contracts and certain other assets and assumption of certain liabilities	—	(49,150)	—
Deemed dividend attributable to merger of SPV2 with and into Patriot Care, Inc.	—	(6,750)	—

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity (Deficit)

(In thousands)

	Patriot National, Inc. Stockholders' Equity
			Additional		Non-	Total
	Common Stock		Paid In	Accumulated	Controlling	Equity
	Shares	Amount	Capital	Deficit	Interest	(Deficit)
Balance, January 1, 2013	14,288	14	21,873	(12,814)	(272)	8,801
Forgiveness of common units	—	—	(878)	—	(27)	(905)
Non-cash capital contribution associated with assets and liabilities of GUI	—	—	(26,100)	(6,212)	—	(32,312)
Distribution to members	—	—	—	(282)	(9)	(291)
Dividend to common stockholders	—	—	—	(5,018)	—	(5,018)
Balance before net income	14,288	14	(5,105)	(24,326)	(308)	(29,725)
Net loss	—	—	—	(6,186)	(82)	(6,268)
Net loss attributable to business generated by GUI, exclusive of depreciation expense	—	—	5,105	—	—	5,105
Balance, December 31, 2013	14,288	14	—	(30,512)	(390)	(30,888)
Issuance of common stock	3,043	—	19,500	—	—	19,500
Exercise of detachable common stock warrants	744	—	—	—	—	—
Non-cash capital contribution associated with assets and liabilities of GUI	—	—	(17,248)	4,418	—	(12,830)
Deemed dividend attributable to merger of SPV2 with and into Patriot Care, Inc	—	—	—	(12,250)	—	(12,250)
Balance before net income	18,075	14	2,252	(38,344)	(390)	(36,468)
Net income	—	—	—	10,414	45	10,459
Net income attributable to business generated by GUI, exclusive of depreciation expense	—	—	(2,252)	—	—	(2,252)
Balance, December 31, 2014	18,075	14	—	(27,930)	(345)	(28,261)
Issuance of common stock	7,350	7	97,824	—	—	97,831
Exercise of detachable common stock warrants	1,084	—	—	—	—	—
Stock consideration issued for acquisitions	731	—	10,898	—	—	10,898
Issuance of restricted stock awards	865	—	—	—	—	—
Deemed dividend attributable to the purchase of MPCS	—	—	(750)	—	—	(750)
Non-cash stock based compensation	—	—	10,787	—	—	10,787
Excess tax deduction for the issuance of restricted stock awards	—	—	409	—	—	409
Contribution of forward purchase asset, net of rescind and exchange agreement	—	—	(668)	—	—	(668)
Contribution of Pennant Park warrant redemption liability	—	—	1,499	—	—	1,499
Balance before net (loss) income	28,105	21	119,999	(27,930)	(345)	91,745
Net (loss) income	—	—	—	(5,375)	110	(5,265)
Balance, December 31, 2015	28,105	$21	$119,999	$(33,305)	$(235)	$86,480

See accompanying notes to consolidated financial statements.

Patriot National, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

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

The consolidated financial statements of Patriot National are comprised of the results of:

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

For the years ended December 31, 2014 and 2013, because Patriot National, PSI, PRS, Contego, Forza and Patriot Captive Management are under common control, and the contracts and certain other assets acquired and liabilities assumed from GUI constitute the acquisition of a business under common control, the consolidated financial statements are presented as if all of these companies and the assets acquired and liabilities assumed from GUI were wholly or majority owned subsidiaries of the Company for all of the periods presented.  Specifically,

•

Revenues and expenses attributable to Patriot National, PSI, PRS, Contego, Forza and Patriot Captive Management for the years ended December 31, 2014 and 2013 and revenues and expenses associated with the contracts and certain other assets acquired and liabilities assumed from GUI for the period from January 1, 2014 to August 6, 2014 and the year ended December 31, 2013,

•	Assets and liabilities attributable to Patriot National, PSI, PRS, Contego, Forza and Patriot Captive Management are included in the accompanying consolidated balance sheets as of December 31, 2014,
•

The fixed assets and other long term assets acquired from GUI, the capital lease obligation assumed from GUI are included in the accompanying consolidated balance sheets as of December 31, 2014, and all other assets and liabilities of GUI, which were not acquired by the Company on August 6, 2014, are not included in the accompanying consolidated balance sheets as of December 31, 2014,

•

The note receivable transferred to GUI and balances payable to GUI from the Company, both of which were included as part of the Company’s consideration for the contracts and certain other assets acquired and liabilities assumed, together with the note payable associated with the acquisition of the contracts and certain other assets, have been eliminated in consolidation in the accompanying consolidated balance sheets as of December 31, 2014, and

•

Changes in the fixed assets and other long term assets acquired from GUI, the capital lease obligation assumed from GUI and the note receivable transferred to GUI and balances payable to GUI from the Company, as described above, for the period from January 1, 2014 to August 6, 2014 are presented as “adjustments attributable to changes in assets and liabilities of GUI” in the accompanying consolidated statements of stockholders’ equity (deficit) for the years ended December 31, 2014 and 2013.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission. For Contego Services Group, LLC, the Company’s consolidated subsidiary that is 97% owned, and for DecisionUR, LLC (“DecisionUR”), the Company’s consolidated subsidiary that is 98.8% owned, the third party holdings of equity interests are referred to as non-controlling interest. The portion of the third party members’ equity (deficit) of Contego Services Group, LLC is presented as non-controlling interest in the accompanying consolidated balance sheets as of December 31, 2015 and 2014. The Company discloses the following three measures of net income (loss): (i) net income (loss), including non-controlling interest in subsidiary, (ii) net income (loss) attributable to non-controlling interest in subsidiary, and (iii) net income (loss).

Certain reclassifications have been made to the amounts reported in prior years’ consolidated financial statements in order to conform to the current year presentation.

In the preparation of our consolidated financial statements as of December 31, 2015, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition in our consolidated financial statements and/or disclosure in the notes thereto.

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

Significant estimates inherent in the preparation of our consolidated financial statements include useful lives and impairments of long-lived tangible and intangible assets, accounting for income taxes and related uncertain tax positions, the valuation of warrant liabilities and accounting for business combinations.

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

We have also historically recorded fee income for soliciting applications for workers’ compensation policies for Guarantee Insurance, a related party, pursuant to a producer agreement between GUI and Guarantee Insurance that we acquired as part of the GUI Acquisition, based on a percentage of premiums procured. The producer agreement provided that the percentage may be amended from time to time upon the mutual consent of the parties. For the year ended December 31, 2013, the fees based on a percentage of premium were waived in their entirety. This agreement was terminated effective August 6, 2014.

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

Following the GUI Acquisition, we entered into a new agreement with Guarantee Insurance effective August 6, 2014 to provide marketing, underwriting and policyholder services. Guarantee Insurance records written premium on the effective date of the policy based on the estimated total premium for the term of the policy. Accordingly, we recorded an allowance for estimated return commission income of approximately $3.3 million for the year ended December 31, 2015, and $1.5 million for the period from August 6, 2014 to December 31, 2014. We experienced a significant increase in brokerage and policyholder services fee income from Guarantee Insurance as a result of the new agreement. We also generate fee income for establishing and administering segregated portfolio cell reinsurance arrangements for reinsurers that assume a portion of the underwriting risk from our insurance carrier clients, based on a flat annual fee which is recognize as revenue on a pro rata basis.

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

Fee income earned from Guarantee Insurance for brokerage and policyholder services historically represents fees for soliciting applications for workers’ compensation insurance for Guarantee Insurance pursuant to a prior producer agreement that we acquired as part of the GUI Acquisition, based on a percentage of premiums written or other amounts negotiated by the parties. This agreement was terminated effective August 6, 2014. Following the GUI Acquisition, we entered into a new agreement with Guarantee Insurance effective August 6, 2014 to provide all of our brokerage and policyholder services. Accordingly, we experienced further significant increases in fee income from related party as a result of the agreement.

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

The allocation of marketing, underwriting and policy issuance costs from related party in our consolidated statements of operations represents costs reimbursed to Guarantee Insurance Group for rent and certain corporate administrative services. Management fees paid to related party for administrative support services in our consolidated statements of operations represent amounts paid to Guarantee Insurance Group for management oversight, legal, accounting, human resources and technology support services.

Restricted Cash

Restricted cash is comprised of amounts received from our clients to be used exclusively for the payment of claims on behalf of such clients.

Fixed Assets and Other Long Term Assets (excluding Goodwill)

Fixed assets are stated at cost, less accumulated depreciation. Expenditures for furniture and fixtures and computer equipment are capitalized and depreciated on a straight-line basis over a seven and five-year estimated useful life. Expenditures for leasehold improvements on office space and facilities are capitalized and amortized on a straight-line basis over the term of the lease.

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

Goodwill

Goodwill represents the excess of consideration paid over the fair value of net assets acquired. Goodwill is not amortized, but is tested at least annually for impairment (or more frequently if certain indicators are present or management otherwise believes it is appropriate to do so). In the event that management determines that the value of goodwill has become impaired, we will record a charge for the amount of impairment during the fiscal quarter in which the determination is made. We determined that there was no impairment as of December 31, 2015.

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

Prior to November 27, 2013, two of our subsidiaries were S Corporations, electing to pass corporate income through to the sole shareholder for federal tax purposes. The then sole shareholder was responsible for reporting his share of the taxable income or loss from such subsidiaries to the Internal Revenue Service. Accordingly, our consolidated statements of operations for the years ended December 31, 2013 and 2012 do not include a provision for federal income taxes attributable to the operations of these subsidiaries for the period from January 1, 2013 to November 27, 2013 or for the year ended December 31, 2012. Effective November 27, 2013, concurrent with the Reorganization, these subsidiaries were converted to C Corporations and their taxable income became subject to U.S. corporate federal income taxes.

Another subsidiary of ours has identified its tax status as a limited liability company, electing to be taxed as a pass through entity. Prior to November 27, 2013, such subsidiary’s members were responsible for reporting their share of the entity’s taxable income or loss to the Internal Revenue Service. Accordingly, our consolidated statements of operations for the years ended December 31, 2013 and 2012 do not include a provision for federal income taxes attributable to this subsidiary’s operations for the period from January 1, 2013 to November 27, 2013 or for the year ended December 31, 2012. Effective November 27, 2013, following the Reorganization, we are responsible for reporting our share of that entity’s taxable income.

Another subsidiary of ours is domiciled in a non-U.S. jurisdiction and, accordingly, is not subject to U.S. federal income taxes. We have no current intention of distributing unremitted earnings of this subsidiary to its U.S. domiciled parent. The cumulative net loss from this foreign subsidiary is approximately $0.3 million. Additionally, we believe that it is not practical to calculate the potential liability associated with such distribution due to the fact that dividends received from this subsidiary could bring additional foreign tax credits, which could ultimately reduce the U.S. tax cost of the dividend, and significant judgment is required to analyze any additional local withholding tax and other indirect tax consequences that may arise due to the distribution of these earnings. Accordingly, pursuant to ASC 740 (Tax Provisions), deferred taxes have not been provided for these undistributed foreign earnings in our consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013.

The income tax benefit in our consolidated statements of operations, included elsewhere in this Annual Report on Form 10-K, includes a provision for income taxes attributable to the revenues and expenses associated with the contracts and certain other assets acquired and liabilities assumed in the GUI Acquisition, as if GUI were included in our consolidated federal income tax return.

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

Fee Income Receivable and Fee Income Receivable from Related Party

Fee income receivable and fee income receivable from related party are based on contracted prices. We assess the collectability of these balances and adjust the receivable to the amount expected to be collected through an allowance for doubtful accounts. As of December 31, 2015 and 2014, we maintained an allowance for doubtful accounts of approximately $0.3 million and $0.1 million, respectively.

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

Public Offering Costs

We recognized $1.2 million of expense for public offering costs in the year ended December 31, 2015, reflecting expenses incurred for the proposed secondary offering, which management terminated prior to completion. Costs incurred for the initial public offering were applied to net proceeds in the computation of equity.

Acquisition Costs

Acquisition costs reflect the direct expenses attributable to mergers and acquisitions activities. These include professional services, travel costs, and expenses for incentives paid to executives and key employees associated with completed acquisitions under the Acquisition Incentive Plan.

Advance on Facilitation Agreement

The company paid an advance of $2.0 million concurrent with the execution of a Managing Producer Agreement, for the purpose of initiating additional programs with certain carrier clients. The advance is subject to a clawback provision related to performance under the agreement effective eighteen months from the execution date of October 29, 2015.

Stock Based Compensation

We recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards, with limited exceptions, over the requisite service period.

Earnings per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.  Dilutive potential common shares include detachable common stock warrants, stock-based awards of restricted shares and stock options, and contingent shares attributable to deferred purchase consideration.

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

Recently Issued Financial Accounting Standards

In February, 2016 The FASB issued an Accounting Standards Update (ASU) intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.

The ASU on leases will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other organizations, the ASU on leases will take effect for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all organizations. The company is currently reviewing the impact that implementing this ASU will have.

In November 2015, the FASB issued new accounting guidance related to income taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for us beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. We plan to adopt the new guidance in 2016, which is not expected to have a material impact on our consolidated financial statements other than reclassifying current deferred tax assets and liabilities to noncurrent in the balance sheet. See Note 16 to our consolidated financial statements for a discussion on income tax balances

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”, an update to Accounting Standard Codification (“ASC”) Topic 805, Business Combinations.  This update requires that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjusting amounts are determined. The amendment requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued.  We will evaluate this guidance as potential adjustments arise.

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

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations”, regarding ASC Topic 205, Presentation of Financial Statements, and ASC Topic 360, Property, Plant and Equipment. The updated guidance related to reporting discontinued operations and disclosures of disposals of components of an entity. Under the amendment, only those disposals of components of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. Additionally, the elimination of the component's operations, cash flows and significant continuing involvement conditions have been removed. Further, an equity method investment could be reported as discontinued operations. The updated guidance is effective prospectively for all disposals or classifications as held for sale that occur within annual periods beginning after December 15, 2014. The adoption of this guidance has not had a material impact on our consolidated financial statements.

3.	Business Combinations

The Company completed seventeen acquisitions during 2015. We acquired substantially all of the net assets of the following companies in cash and stock transactions. These acquisitions have been accounted for using the acquisition method for recording business combinations, except for DecisionUR, as further discussed below.

Name and Effective Date of Acquisition (In thousands):	Cash Paid	Stock Issued	Accrued Liability	Deferred Purchase Consideration	Recorded Earnout Payable	Maximum Potential Earnout Payable	Total Recorded Purchase Price
Phoenix Risk Management, Inc (January 31, 2015)	$1,099	$—	$—	$—	$2,435	$3,000	$3,534
DecisionUR, LLC (February 5, 2015)	2,240	—	23	—	—	—	2,240
Capital & Guaranty, LLC (February 9, 2015)	175	—	—	—	175	175	350
TriGen Holding Group, Inc (March 31, 2015)	3,340	—	3,364	4,456	1,433	1,500	9,228
Hospitality Supportive Systems, LLC (April 1, 2015)	9,650	—	—	—	—	—	9,650
Selective Risk Management, LLC (April 1, 2015)	3,846	—	—	—	—	—	3,846
Vikaran Solutions, LLC (April 17, 2015)	8,500	—	152	—	—	—	8,500
Corporate Claims Management, Inc (April 24, 2015)	7,900	—	4,434	—	825	1,000	8,725
Candid Investigation Services, LLC (May 8, 2015)	1,184	—	—	—	216	300	1,400
Brandywine Insurance Advisors, LLC (May 22, 2015)	3,000	—	—	—	220	1,205	3,220
Infinity Insurance Solutions, LLC (June 1, 2015)	1,750	—	100	—	552	650	2,302
InsureLinx, Inc (June 12, 2015)	6,300	—	1,840	—	—	—	6,300
The Carman Corporation (June 15, 2015)	2,000	—	—	—	—	—	2,000
CWI Benefits, Inc (July 9, 2015)	2,480	—	2,061	—	3,400	4,675	5,880
Restaurant Coverage Associates, Inc (August 14, 2015)	750	—	—	—	1,725	1,825	2,475
Risk Control Associates, Inc (August 14, 2015)	250	—	650	—	575	675	825
Global HR Research LLC (August 21, 2015)	28,739	10,898	2,679	1,672	—	—	41,309
Total	$83,203	$10,898	$15,303	$6,128	$11,556	$15,005	$111,784

The Company acquired DecisionUR from Six Points Investment Partners, LLC, a company under common control.  However, results of operations for DecisionUR are included from acquisition date, as its operations are immaterial with respect to the financial statements taken as a whole for all periods presented.

In connection with the acquisition of Vikaran we also agreed to purchase all of the outstanding stock of Mehta and Pazol Consulting Services Private Limited (“MPCS”), an Indian company which holds Vikaran’s software development center located in Pune, India, for a purchase price of approximately $1.5 million. We consummated the purchase of 51% of the MPCS stock, treated as a deemed dividend for the common control interest contributed by Mr. Mariano.

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

The aggregate amount of maximum earnout obligations related to acquisitions made in 2015, as of December 31, 2015 was $15.0 million, of which $12.4 million was recorded in our consolidated balance sheet as of December 31, 2015, based on the aggregate estimated fair value of the expected future payments to be made. Of the $12.4 million fair value earnout payable on our balance sheet as of December 31, 2015, $11.6 million represents the recorded earnout payable at the time of acquisition, and a $0.8 million increase in the fair value of earnout expensed during the year ended December 31, 2015.

   The initial purchase price for our acquisition, effective August 21, 2015, of Global HR Research, LLC consisted of (a) $24 million in cash, of which, $0.5 million is held in escrow, (b) 444,096 shares of our common stock (the “Stock Consideration”) of which 349,645 were issued and 94,451 were held in escrow, plus (c) certain deferred consideration payable, at our sole discretion, in either 618,478 shares of our common stock or $10,477,017 in cash (the “Deferred Consideration”). The Deferred Consideration was subsequently paid to In Touch Holdings LLC, one of the former principal stockholders of Global HR, on November 20, 2015 for $5.2 million in cash and 309,239 shares of our common stock, raising “Cash Paid” to $28.7 million and “Stock Issued” to $10.9 million. Additionally, 22,556 shares of the 94,451 shares of stock consideration that were held in escrow have been cancelled as settlement of a working capital reconciliation pursuant to the purchase agreement.  71,895 shares of the stock consideration remain held for issuance on the anniversary of the acquisition. If the revenues for Global HR for its fiscal year 2016 are less than $12.8 million, then In Touch Holdings LLC will forfeit and return 10% of its Stock Consideration and Deferred Stock Consideration to us.

The deferred purchase consideration disclosed in the foregoing table represents non-contingent purchase consideration payable to sellers.  These include $4.5 million payable to a seller of TriGen Holding Group, Inc. on the first anniversary of the effective date, deferred stock consideration of $1.2 million and cash escrow amounts of $0.5 million to sellers of Global HR Research LLC payable on the anniversary of the effective date, all recorded at fair value.

The following is a summary of the aggregate estimated fair values of the net assets acquired at the date of each of the acquisitions made in the nine months ended December 31, 2015:

In thousands	Total
Assets Acquired:
Cash	$2,316
Restricted cash	6,591
Accounts receivable	4,840
Fixed assets	2,002
Other assets	2,272
Goodwill	56,648
Intangible assets:
Customer & carrier relationships	31,039
Service contracts	320
Non-compete agreements	4,739
Developed technology	13,268
Trade name portfolio	3,029
Total intangible assets	52,395
Total assets acquired	127,064
Liabilities assumed	15,280
Total net assets acquired	$111,784

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

Customer and carrier relationships, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (ten years for customer and carrier relationships, one to two years for non-compete agreements and five to seven years for trade names), while goodwill is not subject to amortization. We use the straight-line method to amortize these intangible assets. We review all of our intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value is less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist, and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of impairment reviews during the years ended December 31, 2015 and 2014, no impairments were required.

Our consolidated financial statements for the year ended December 31, 2015 include the operations of the acquired entities from their respective acquisition dates, totaling $36.0 million of revenues and $2.0 million of net loss.

The following is a summary of the unaudited pro forma historical results, as if these entities and the 2014 acquisitions described below had been acquired at January 1, 2014 (in thousands, except per share data):

	For the Year Ended December 31,
In thousands (except per share data)	2015	2014
Total revenues	235,248	197,449
Net (loss) income	(4,260)	13,545
Basic net (loss) income per share	$(0.16)	$0.86
Diluted net (loss) income per share	(0.16)	0.86

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

Additionally, effective August 6, 2014, the Company entered into an agreement to provide marketing, underwriting and policy issuance services to Guarantee Insurance. Revenues and expenses associated with this agreement are reflected in the accompanying consolidated statement of operation for the years ended December 31, 2015 and 2014.

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

In connection with the GUI acquisition on August 6, 2014, the Company recognized a deferred tax asset of approximately $19.1 million associated with the purchased intangibles related to the GUI contracts and a valuation allowance of $6.3 million as of, which fully offsets the deferred tax asset in excess of total deferred tax liabilities. Pursuant to FASB ASC 805, Business Combinations, we reduced the deemed dividend by $12.9 million, commensurate with the reduction in valuation allowance, to recognize the updated information obtained about the fair value of assets acquired and liabilities assumed in acquisitions.

In connection with the acquisition, on August 6, 2014, the Company amended the loan agreement (the “PennantPark Loan Agreement”) originally entered into on November 27, 2013, with PennantPark Investment Corporation and certain of its affiliates (collectively, the “PennantPark Entities”), as described more fully in Note 7.

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

4.    Equity and Fixed Income Securities

Equity and fixed income security investments are carried at fair value.  We classify these investments as a trading portfolio with changes to the fair value of investments marked-to-market value and reflected in the aggregate net income or loss for the period incurred.  The trading portfolio is utilized to generate investment income with available cash on hand.

As of December 31, 2015, our major classes of investments consisted of the following:

	As of December 31, 2015
In thousands	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Equity and Fixed Income Security Investments
Common and preferred stocks	$429	$—	$(45)	$384
Corporate notes and bonds	2,939	—	(150)	2,789
Total	$3,368	$—	$(195)	$3,173

There were no investments as of December 31, 2014.

5.	Fixed Assets and Other Long Term Assets

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

As of December 31, 2015 and 2014, major classes of fixed assets consist of the following (in thousands):

	As of December 31,
In thousands	2015	2014
Fixed Assets
Computer equipment, software and furniture and fixtures	$8,124	$5,722
Building	1,428	-
Leasehold improvements	3,733	2,545
Total fixed assets	13,285	8,267
Less accumulated depreciation and amortization	(8,193)	(6,388)
Fixed assets, net of accumulated depreciation and amortization	$5,092	$1,879

Other Long Term Assets

Other long term assets, which are solely comprised of capitalized policy and claims administration system development costs, are also stated at cost, net of accumulated depreciation. Expenditures for capitalized policy and claims administration system development costs are capitalized and depreciated on a straight line basis over a five-year estimated useful life.

As of December 31, 2015 and 2014, other long term assets consisted of the following (in thousands):

	As of December 31,
In thousands	2015	2014
Other long term assets
Capitalized policy and claims administration system development costs	$17,712	$13,093
Less accumulated depreciation	(6,284)	(3,251)
Other long term assets, net of accumulated depreciation	$11,428	$9,842

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

Goodwill

Goodwill represents the excess of consideration paid over the fair value of net assets acquired. Goodwill is not amortized, but is tested at least annually for impairment (or more frequently if certain indicators are present or management otherwise believes it is appropriate to do so). In the event that management determines that the value of goodwill has become impaired, we will record a charge for the amount of impairment during the fiscal quarter in which the determination is made. We determined that there was no impairment required as of December 31, 2015.

The Company acquired $56.6 million of goodwill during the year ended December 31, 2015 as a result of the seventeen acquisitions discussed in Note 3, Business Combinations. The company acquired $51.5 million of Goodwill in 2014 as a result of the acquisition of Patriot Care, Inc. There were no Goodwill impairments for the years ended December 31, 2015 or 2014. Changes in goodwill are summarized as follows:

	As of December 31,
In thousands	2015	2014
Goodwill
Balance at January 1, 2015 and 2014	$61,493	$9,953
Goodwill acquired during the year	56,648	51,540
Balance as of December 31, 2015 and 2014	$118,141	$61,493

Intangible Assets

Intangible assets that have finite lives are amortized over their useful lives. The company acquired $52.4 million of intangible assets during the year ended December 31, 2015 as a result of the seventeen acquisitions discussed in Note 3, Business Combinations. The intangible assets, their original fair values, and their net book values are detailed below as of the dates presented:

	December 31, 2015			December 31, 2014
In thousands	Gross Asset	Accumulated Amortization	Net Asset	Gross Asset	Accumulated Amortization	Net Asset
Intangible Assets
Service contracts	$35,120	$(6,204)	$28,916	$34,800	$(1,812)	$32,988
Customer and carrier relationships	31,039	(1,947)	29,092	—	—	—
Non-compete agreements	4,739	(1,505)	3,234	—	—	—
Developed technology	13,268	(1,647)	11,621	—	—	—
Trade names	3,029	(211)	2,818	—	—	—
Total	$87,195	$(11,514)	$75,681	$34,800	$(1,812)	$32,988

As of December 31, 2015 the table below is the estimated amortization expense for the Company’s intangible assets for each of the next five years and thereafter:

In thousands	December 31, 2015
Amortization expense
2016	$12,953
2017	11,438
2018	10,599
2019	10,599
2020	8,958
Thereafter	21,134
Total	$75,681

7.	Notes Payable and Lines of Credit

Notes payable, including accrued interest thereon, were comprised of the following (in thousands):

	As of December 31,
In thousands	2015	2014
BMO Senior Secured Term Loans	$106,500	$—
PennantPark Loan Agreement	—	63,285
UBS Credit Agreement	—	56,288
Gross Notes Payable and Current Portion of Notes Payable	106,500	119,573
Less original issue discount	—	(3,085)
Less value attributable to stock warrants	—	(5,667)
Notes Payable and Current Portion of Notes Payable	106,500	110,821
Less current portion of notes payable	(5,500)	(15,782)
Notes Payable	$101,000	$95,039

Senior Secured Credit Facility

On January 22, 2015, we entered into a Credit Agreement with BMO Harris Bank N.A., as administrative agent (the “Administrative Agent”), and the other lenders party thereto, which provides for a $40.0 million revolving credit facility and a $40.0 million term loan facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility has a maturity of five years, and borrowings thereunder bear interest, at our option, at LIBOR plus a margin ranging from 250 basis points to 325 basis points or at base rate plus a margin ranging from 150 basis points to 225 basis points. Margins on all loans and fees will be increased by 2% per annum during the existence of an event of default. The revolving credit facility includes borrowing capacity available for letters of credit and borrowings on same-day notice, referred to as swing line loans. At any time prior to maturity, we have the right to increase the size of the revolving credit facility or the term loan facility by an aggregate amount of up to $20.0 million, but in minimum increments of $5.0 million. As of June 30, 2015, we increased the term loan facility by $20.0 million through two $10.0 million incremental term loans.  Additionally, on August 14, 2015, we entered into a second amendment to our Senior Secured Credit Facility (the “Second Amendment”) which provides for an additional $50.0 million of term loans plus the ability to increase the term loan by and additional $50.0 million under certain conditions.  The Second Amendment also added a requirement that until we deliver a certificate certifying that (a) our total leverage ratio is equal to or less than 2.25 to 1.00 and (b) our Adjusted EBITDA for the twelve-months then ended is at least $70.0 million, the outstanding revolving loans (plus any swing line loans and the aggregate stated amount of all letters of credit) shall not exceed $30.0 million.  On December 23,2015 we entered into a third amendment, which permits Patriot to exercise the provisions of the Rescission and Exchange Agreement for the private placement of company stock and warrants, and related Back-to-Back Agreement with the selling shareholder, as described in Related Party transactions. On March 3, 2016, we entered into a fourth amendment, which permits Patriot to repurchase shares of its outstanding common stock pursuant to certain volume and timing limitations. All other material terms and conditions in the Senior Secured Credit Facility were unchanged by the amendments.

As of December 31, 2015, the outstanding balance under our Senior Secured Credit Facility was $124.5 million (comprised of $106.5 million outstanding under the term loan facility and $18.0 million outstanding under the revolving credit facility). Accordingly, we had $22.0 million available to borrow under the revolving credit facility.

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

As of December 31, 2015, we were in compliance with the financial and other restrictive covenants under our outstanding material debt obligations, including our Senior Secured Credit Facility.

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

Equipment subject to capital lease is comprised of computer equipment related to capitalized policy and claims administration software development. Monthly payments on the capital lease, which expires on December 3, 2016, were approximately $206,000 as of December 31, 2015. Payments may be adjusted in connection with a change in the interest rate swap rate quoted in the Bloomberg Swap Rate Report. The Company’s obligations for future payments on the capital lease as of December 31, 2015, based on the interest rate swap rate in effect on that date, are as follows:

In thousands	Principal	Interest	Total
Payments on Capital Lease
2016	2,232	43	2,275
Total	$2,232	$43	$2,275

9.	Earnings Per Share

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include detachable common stock warrants, stock-based awards of restricted shares and stock options, and contingent shares attributable to deferred purchase consideration.

The components of basic and diluted EPS are as follows:

	For the Year Ended December 31,
In thousands (except earnings per share)	2015	2014	2013
Basic net earnings (loss) per share
Net income (loss) available to common shareholders	$(5,375)	$10,414	$(6,186)
Weighted average number of common shares outstanding	26,425	15,754	14,288
Basic net earnings (loss) per share	$(0.20)	$0.66	$(0.43)
Diluted net earnings (loss) per share
Net income (loss) available to common shareholders	$(5,375)	$10,414	$(6,186)
Adjustments to net income (loss) applicable to dilutive shares	—	—	—
Net earnings (loss) attributable to diluted shares	$(5,375)	$10,414	$(6,186)
Weighted average number of common shares outstanding	26,425	15,754	14,288
Dilutive effect of warrants, options, and restricted shares using the treasury stock method	—	—	—
Weighted average number of common and common equivalent shares outstanding	26,425	15,754	14,288
Diluted net earnings (loss) per share	$(0.20)	$0.66	$(0.43)

Basic earnings per share is based on weighted average shares outstanding and excludes dilutive effects of detachable common stock warrants and stock options. Diluted earnings per share assumes the exercise of all detachable common stock warrants and stock options using the treasury stock method.  Due to the net loss of $5.4 million reported for the year ended December 31, 2015, weighted average outstanding equity grants representing 215,865 shares of common stock and weighted average warrants representing 10,685 shares of common stock were not dilutive.  As a result, basic and diluted earnings per share both reflect a net loss of $0.20 per share for the year ended, December 31, 2015. Due to $1.8 million expense resulting from the increase in fair value of warrants for the year ended December 31, 2014, weighted average outstanding detachable common stock warrants representing 1,109,445 shares of common stock outstanding were not dilutive. Due to a net loss for the year ended December 31, 2013 weighted average outstanding detachable common stock warrants representing 646,949 shares of common stock outstanding were not dilutive.

10.	Stock-Based Compensation

Omnibus Incentive Plan

On January 15, 2015, the Board of Directors approved the Patriot National 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), subject to and with effect upon approval of such plan by the stockholders of the Company.

The Compensation Committee of our Board of Directors determines the participants under the Omnibus Incentive Plan. The Omnibus Incentive Plan provides for non-qualified and incentive stock options, restricted stock and restricted stock units, any or all of which may be made contingent upon the achievement of performance criteria. Subject to the Omnibus Incentive Plan limits, the compensation committee has the discretionary authority to determine the size of an award and on May 11, 2015 delegated the authority to Steven Mariano, our President, to award grants to Non-Section 16 officers without the consent of the Compensation Committee.

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

Stock Options

In the twelve months ended December 31, 2015, we issued stock options as incentive compensation for officers and certain key employees. The exercise price of each stock option is the closing market price of our common stock on the date of grant. The options will vest in three equal annual installments on the first, second and third anniversaries of grant and expire 10 years after the grant date. The fair values of these stock options were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

Year Ended December 31,
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

For the twelve months ended December 31, 2015, we awarded 1,377,848 options, of which 173,139 were forfeited, leaving 1,204,709 outstanding.  As of December 31, 2015, there were 39,706 options that were exercisable with an average exercisable price of $14.00 and unvested options of 1,165,003. At December 31, 2015 the intrinsic value of these options was $0.0.

Option activity for the twelve months ended December 31, 2015 was as follows:

In thousands, except weighted-average price and remaining contractual term	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	—	$—
Options granted	1,378	$14.47
Options exercised	—	$—
Options cancelled or forfeited	(173)	$14.90
Options outstanding at December 31, 2015	1,205	$14.41	9.2	$—
Options expected to vest at December 31, 2015	1,205	$14.41	9.2	$—
Options exercisable at December 31, 2015	40	$14.00	9.2	$—

As of December 31, 2015, we recognized $1.7 million of stock compensation expense associated with these options, and there was $1.9 million of total unrecognized stock compensation cost related to unvested stock options that is expected to be recognized over a period of 3 years.

Restricted Stock Awards

For the twelve months ended December 31, 2015, we issued 907,919 restricted share awards as incentive compensation for officers, directors, and certain key employees. Subsequent to issuance, 43,052 restricted shares were forfeited and 310,652 were settled leaving 554,215 remaining restricted shares outstanding as of December 31, 2015.  The fair value of outstanding restricted shares at December 31, 2015 was $3.7 million.

Grants of restricted shares for the twelve months ended December 31, 2015 were as follows:

In thousands, except weighted-average fair value price	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted shares outstanding at December 31, 2014	—	$—
Restricted shares granted	908	$14.41
Restricted shares vested	(311)	$14.00
Restricted shares forfeited	(43)	$14.59
Unvested restricted shares outstanding as of December 31, 2015	554	$14.63

As of December 31, 2015, we recognized $7.9 million of stock compensation expense associated with these restricted shares, and there was $4.3 million of total unrecognized stock compensation cost related to unvested restricted stock to be recognized over a period of 2.3 years.

Restricted Stock Units

During the twelve months ended December 30, 2015, we issued 200,490 restricted stock units.  Of those issued, 31,560 were subsequently forfeited, resulting in 168,930 restricted stock units outstanding as of December 31, 2015. The fair value of these awards at December 31, 2015 was $1.1 million.  During the twelve months ended December 31, 2015, we recognized $1.1 million of stock compensation expense associated with these restricted stock units. Unrecognized stock compensation expense associated with RSUs is $1.3 million and will be recognized over the remaining contractual lives of these awards of 2.3 years.

In thousands, except weighted-average fair value price	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted stock units outstanding at December 31, 2014	—	$—
Restricted stock units granted	200	$14.96
Restricted stock units vested	—	$—
Restricted stock units forfeited	(31)	$14.70
Unvested restricted stock units outstanding as of December 31, 2015	169	$15.03

11.	Fair Value Measurement of Financial Assets and Liabilities

With respect to the Company’s financial assets, which include equity and fixed income security investments and forward purchase assets, and financial liabilities, which include acquisition earnouts, deferred purchase consideration, and warrant redemption liability, the Company has adopted current accounting guidance which establishes the authoritative definition of fair value, establishes a framework for measuring fair value, creates a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. This guidance defines fair value as the price that would be paid to warrant redemption liability in an orderly transaction between market participants at the measurement date.  As required under current accounting guidance, the Company has identified and disclosed its financial assets in a fair value hierarchy, which consists of the following three levels:

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

The Company’s equity and fixed income security investments and forward purchase assets for which carrying values were equal to fair values, classified by level within the fair value hierarchy, were as follows as of December 31, 2015:

	Fair Value Measurement, Using
December 31, 2015 (in thousands)	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common and preferred stocks	$384	$—	$—	$384
Corporate notes and bonds	2,789	—	—	2,789
Forward purchase asset	—	—	28,120	28,120
Total	$3,173	$—	$28,120	$31,293

The forward purchase asset is maintained at equal value to the Series A and B Warrants, as created by the Back-to-Back Agreement with the selling stockholder. There were no equity and fixed income security investments or forward purchase assets as of December 31, 2014.

The following is a reconciliation of the fair value of the Company’s financial assets that were measured using significant unobservable (Level 3) inputs:

Year Ended December 31, 2015 (in thousands)	Forward Purchase Asset
Fair value, January 1, 2015	$—
Record fair value of forward purchase asset	27,300
Record increase in fair value of forward purchase asset	820
Fair Value, December 31, 2015	$28,120

The Company’s earnout payable on acquisitions, deferred purchase consideration, and warrant redemption liability, for which carrying values were equal to fair values, classified by level within the fair value hierarchy, were as follows as of December 31, 2015 and 2014:

	Fair Value Measurement, Using
December 31, 2015 (in thousands)	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Earnout payable on acquisitions	$—	$—	$12,383	$12,383
Deferred purchase consideration	—	—	6,128	6,128
Warrant redemption liability	—	—	28,120	28,120
Total	$—	$—	$46,631	$46,631

	Fair Value Measurement, Using
December 31, 2014 (in thousands)	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Earnout payable on acquisitions	$—	$—	$—	$—
Deferred purchase consideration	—	—	—	—
Warrant redemption liability	—	—	12,879	12,879
Total	$—	$—	$12,879	$12,879

The following is a reconciliation of the fair value of the Company’s financial liabilities that were measured using significant unobservable (Level 3) inputs:

Year Ended December 31, 2015 (in thousands)	Earnout Payable	Deferred Purchase Consideration	Warrant Redemption Liability	Total
Fair value, January 1, 2015	$—	$—	$12,879	$12,879
Record present value earnout payable on acquisitions	18,808	—	—	18,808
Increase in fair value of earnout payable	827	—	—	827
Earnout payments made	(7,252)	—	—	(7,252)
Record deferred purchase consideration on acquisitions	—	15,762	—	15,762
Payments made on deferred purchase consideration	—	(9,634)	—	(9,634)
Exercise of PennantPark warrants	—	—	(9,995)	(9,995)
Decrease in fair value of PennantPark warrant redemption liability	—	—	(1,385)	(1,385)
Contribute remaining Pennant Park liability due to equity warrants	—	—	(1,499)	(1,499)
Record fair value of Series A and B warrant liability	—	—	27,300	27,300
Record increase in fair value of Series A and B warrant liability	—	—	820	820
Fair Value, December 31, 2015	$12,383	$6,128	$28,120	$46,631

Year Ended December 31, 2014 (in thousands)	Earnout Payable	Deferred Purchase Consideration	Warrant Redemption Liability	Total
Fair value, January 1, 2014	$—	$—	$6,934	$6,934
Warrants subject to redemption liability issued	—	—	4,122	4,122
Increase in fair value of common stock and warrant redemption liability	—	—	1,823	1,823
Fair Value, December 31, 2014	$—	$—	$12,879	$12,879

12.	Related Party Transactions

Relationship and Transactions with Guarantee Insurance Group and Guarantee Insurance

As of March 14, 2016 Steven M. Mariano, our founder, Chief Executive Officer and Chairman, beneficially owned 53.8% of the outstanding shares of our common stock and substantially all of the outstanding equity of Guarantee Insurance Group. As a result, our transactions with Guarantee Insurance Group and its subsidiaries, including Guarantee Insurance and GUI, are related party transactions. Mr. Mariano received dividends of $3.5 million from Guarantee Insurance Group in 2015.

Service Fees Received from Guarantee Insurance

We provide brokerage and policyholder services and claims administration services to Guarantee Insurance pursuant to the Services Agreements and the Program Administrator Agreement. See “Business—Clients—Guarantee Insurance Company.” We have been providing a full range of brokerage and policyholder services to Guarantee Insurance pursuant to the Program Administrator Agreement since August 6, 2014.

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

A portion of the fees that we receive from Guarantee Insurance pursuant to the Services Agreements and the Program Administrator Agreement are for Guarantee Insurance’s account (which we recognize as “fee income from related party”) and a portion of the fees are for the account of reinsurance captive entities to which Guarantee Insurance has ceded a portion of its written risk (which we recognize as “fee income”). See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Principal Components of Financial Statements—Revenue.” As a result, a substantial portion of fee income we recognize from non-related parties is nevertheless derived from our relationship with Guarantee Insurance. For the year ended December 31, 2015, we recognized $144.1 million in total fee income and fee income from related party derived from our contracts and relationships with Guarantee Insurance, and our fee income from related party was $86.9 million. Our total fee income and fee income from related party pursuant to contracts with Guarantee Insurance and our fee income from related party constituted 69% and 41%, respectively, of our total fee income and fee income from related party for the year ended December 31, 2015.

Our prices by customer for our brokerage and policyholder services and claims administration services were unchanged for the years ended December 31, 2015 and 2014, and, accordingly, the net increase in fee income was solely related to changes in the volume of business we managed.

Because fee income from related party for claims administration services is based on the net portion of claims expense retained by Guarantee Insurance, as described in Note 13, Concentration, the Company’s revenues attributable to contracts with Guarantee Insurance do not necessarily represent fee income from related party.

Fee income from related party for the year ended December 31, 2015 was $86.9 million compared to $46.9 million for the year ended December 31, 2014.

Fee income receivable from related party was $27.0 million as of December 31, 2015, and $12.0 million at December 31, 2014.

During the year ended December 31, 2015, Patriot completed and amended agreements between its operating subsidiaries and Guarantee Insurance Company in the normal course of business.  These include an agreement and subsequent amendments to the agreement effective January 1, 2015 between Guarantee and Patriot Care Management regarding fees for medical bill review services, and agreements between Guarantee and Patriot Underwriters regarding fees for premium audit services and commission expenses for policy production.

Rent, Administrative and Management Fees Paid to Guarantee Insurance Group

For the year ended December 31, 2014, approximately $1.9 million was paid to Guarantee Insurance Group pursuant to an expense reimbursement agreement dated January 1, 2012, as amended and restated from time to time. We reimbursed Guarantee Insurance Group for rent and certain corporate administrative services costs incurred on our behalf for such costs and are reflected as “allocation of marketing, underwriting and policy issuance costs from related party” in our combined statements of operations.

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

Equipment Lease

Effective August 6, 2014, in connection with the GUI Acquisition, Guarantee Insurance Group assigned to us its rights, and we assumed its obligations under, the master equipment lease agreement, dated as of December 3, 2013, by and among Fifth Third Bank, as lessor, and Guarantee Insurance Group and Mr. Mariano, as co-lessees, which was incurred in respect of the IE system. As co-lessee, Mr. Mariano has agreed, among other things, to maintain no less than $5.0 million of liquidity as long as any obligations are outstanding under this agreement. As of December 31, 2015, the aggregate amount of lease financings pursuant to this agreement was $2.2 million.

Financing Transactions

UBS Credit Agreement

On August 6, 2014, in connection with the Patriot Care Management Acquisition, we and certain of our subsidiaries entered into the UBS Credit Agreement, which provided for a five-year term loan facility in an aggregate principal amount of $57.0 million that would mature on August 6, 2019. The loan was secured by the common stock of PCM and guaranteed by Guarantee Insurance Group and its wholly owned subsidiaries. Following our IPO, we prepaid all outstanding borrowings under the UBS Credit Agreement, including accrued interest and applicable prepayment premium. On January 22, 2015, in connection with our IPO, we repaid all outstanding borrowings under the Agreement.

PennantPark Loan Agreement

On August 6, 2014, in connection with the GUI Acquisition, we and certain of our subsidiaries, as borrowers, and certain of our other subsidiaries and certain affiliated entities, as guarantors, entered into the PennantPark Loan Agreement with the PennantPark Entities, as lenders. Following our IPO, we prepaid all outstanding borrowings under the PennantPark Loan Agreement, including accrued interest and applicable prepayment premium.  On January 22, 2015, in connection with our IPO, we repaid all outstanding borrowings under the Agreement.

GUI Acquisition

On August 6, 2014, we consummated the GUI Acquisition pursuant to which we acquired GUI’s contracts in force and certain other assets, for a total consideration of approximately $55.1 million. The consideration consisted of $30 million in cash, the assumption of certain of GUI’s liabilities, settlement of certain intercompany balances and the retirement of the receivable in the amount of approximately $28.8 million from Guarantee Insurance comprising principal and accrued but unpaid interest under the Surplus Note made to Guarantee Insurance on November 27, 2013 in connection with the Reorganization. See “Business —Our History and Organization” and “Selected Financial Data.”

Patriot Care Management Acquisition

On August 6, 2014, we acquired the Patriot Care Management Business. The Patriot Care Management Business had been previously controlled by Mr. Mariano and was sold to MCMC, a third party, in 2011. A portion of the consideration received by Mr. Mariano and other stockholders in that sale consisted of MCMC preferred equity. As part of the Patriot Care Management Acquisition we issued 3,043,485 of our shares in exchange for MCMC preferred equity to the holders of such preferred equity, including Mr. Mariano, Mr. Del Pizzo and his spouse Arlene Del Pizzo, Mr. Shanfelter, Mr. Ermatinger, Mr. Grandstaff and Mr. Pesch, as consideration for such preferred equity. See “Business —Our History and Organization.”

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

DecisionUR Acquisition

On February 5, 2015, we purchased 98.8% of the membership interests in DecisionUR, LLC for a purchase price of $2.2 million in cash, from Six Points Investment Partners, LLC, a company wholly owned by Mr. Mariano. Accordingly, upon closing, Mr. Mariano received all of the proceeds from the sale of DecisionUR, LLC.

Vikaran Acquisition

On April 17, 2015, we acquired Vikaran Solutions, LLC (“Vikaran”) for a purchase price of $8.5 million in cash. Prior to the acquisition, Mr. Mariano held a non-controlling, 45% interest in Vikaran. Upon closing, Mr. Mariano received proceeds of $3.8 million from the sale of Vikaran to us. In connection with the acquisition of Vikaran we also agreed to purchase all of the outstanding stock of Mehta and Pazol Consulting Services Private Limited (“MPCS”), an Indian company which holds Vikaran’s software development center located in Pune, India, for a purchase price of approximately $1.5 million. We consummated the purchase of 51% of the MPCS stock, and Mr. Mariano received proceeds of $749,850 therefrom.

Global HR Acquisition

On August 21, 2015, we acquired Global HR Research LLC (“Global HR”) for an aggregate purchase price of $42.0 million payable in cash and shares of our common stock. One of our independent directors, Austin J. Shanfelter, indirectly controlled Global HR through his ownership of owned 84% of the equity interests in ITH, which owned 75.5% of the equity interests of Global HR. Upon closing, Mr. Shanfelter, through In Touch, received aggregate proceeds of approximately $28.2 million from the sale of Global HR to us, comprised of shares of our common stock and cash. In addition, In Touch will forfeit and return a portion of the consideration to us if Global HR does not meet certain targets.

In addition, in connection with the closing of the Global HR Acquisition, we entered into a registration rights agreement with the sellers, including Mr. Shanfelter, pursuant to which we provided the sellers with certain customary “piggyback” registration rights in respect of their shares received as part of the acquisition consideration, subject to cutbacks and other customary provisions.

Stockholders Agreement

In connection with the warrants issued to the PennantPark Entities as part of our reorganization in 2013, we entered into the Stockholders Agreement, which was amended and restated on January 5, 2015 in connection with our IPO. Pursuant to the Stockholders Agreement, Mr. Del Pizzo has certain customary “piggyback” registration rights with respect to 184,490 shares of our common stock that he now holds. All expenses incurred in connection with a “piggyback” registration will be borne by us, excluding underwriters’ discounts and commissions, which will be borne by the selling party. In addition, we will indemnify the registration rights holders against certain liabilities which may arise under the Securities Act in connection with any offering made pursuant to such registration rights.

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

Tax Advisory Services

Del Pizzo & Associates P.C., a tax advisory firm wholly owned by Mr. Del Pizzo, one of our directors, has received payments from us in the amount of approximately $185,100 in the year ended December 31, 2015 for tax advisory services it performed in fiscal year 2015 in respect of entities that are now our subsidiaries. Del Pizzo & Associates P.C. will continue providing similar services for fiscal year 2016.

Loan Arrangements and Receivable from Affiliates

As of December 31, 2015, we had a net receivable from related parties of $0.5 million due from entities controlled by Mr. Mariano, our founder, Chairman, President and Chief Executive Officer. As of December 31, 2014, we had a net receivable from related parties amount of approximately $1.0 million and $0.8 million due from Mr. Mariano and entities controlled by Mr. Mariano.

In addition, on December 23, 2015, we and Steven M. Mariano amended the Stock Back-to-Back Agreement, pursuant to which, upon the exercise of the New Warrants, we would purchase a number of shares of our common stock owned by Steven M. Mariano equal to 100% of the shares to be issued in connection with the exercise by the PIPE investors of the New Warrants.See Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Recent Events.”

PIPE Transaction

On December 13, 2015 we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Steven M. Mariano, our President and Chief Executive Officer, and the PIPE investors pursuant to which the PIPE investors purchased (i) 2,500,000 shares of our common stock from Steven M. Mariano, for an aggregate purchase price of approximately $30 million, and (ii) 666,666 shares of our common stock, warrants to purchase up to an aggregate of 2,083,333 shares of our common stock (the “Old Series A Warrants”) and prepaid warrants for 1,000,000 shares of our common stock (the “Old Series B Warrants” and, together with the Old Series A Warrants, the “Old Warrants”), for an aggregate purchase price of approximately $20 million. In addition, we entered into an agreement (the “Stock Back-to-Back Agreement”) with Steven M. Mariano, pursuant to which, upon the exercise of the Old Warrants, we would purchase a number of shares of our common stock owned by Steven M. Mariano equal to 60% of the shares to be issued in connection with the exercise by the PIPE investors of the Old Warrants.

On December 23, 2015 we entered into several rescission and exchange agreements (collectively, the “Exchange Agreement”) with Steven M. Mariano and the PIPE investors pursuant to which (i) we and the PIPE investors rescinded the sale and purchase of 666,666 shares of our common stock and prepaid warrants for 1,000,000 shares of our common stock and (ii) we exchanged the Old Series A Warrant for new warrants to purchase up to an aggregate of 3,250,000 shares of our common stock (the “New Series A Warrants”), and the Old Series B Warrant for new prepaid warrants to purchase a number of shares that the holder could purchase at a price equal to 90% of the lowest 10-day volume-weighted average stock price during the period commencing on February 1, 2016 through and including the Adjustment Time (as defined in the New Series B Warrants, which we expect to end at 9:00 A.M. on the tenth trading day after the filing of this Annual Report on Form 10-K) less the number of shares such holder purchased, in each case subject to adjustments and limitations pursuant to their terms. Based on the 10-day volume-weighted average stock price during the period commencing on February 1, 2016 through March 17, 2016 of $4.51, we estimate that 4,895,985 shares of our common stock would be issuable upon exercise of the New Series B Warrants.

In addition, we and Steven M. Mariano amended the Stock Back-to-Back Agreement, pursuant to which, upon the exercise of the New Warrants, we would purchase a number of shares of our common stock owned by Steven M. Mariano equal to 100% of the shares to be issued in connection with the exercise by the PIPE investors of the New Warrants, resulting in no dilution for our existing shareholders.

The New Series A Warrants are exercisable at an exercise price of the lesser of (i) $10.00 and (ii) 85% of the market price of the shares (as defined in the New Warrants), from July 1, 2016 to December 31, 2020. The New Series B Warrants are exercisable at an exercise price of $0.01 from December 16, 2015 to December 31, 2020. The exercise price of the New Warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

In addition, the Exchange Agreement amended the registration rights agreement to provide the PIPE investors with registration rights to register the shares issuable upon exercise of the New Warrants, subject to penalties and other customary provisions. We also entered into a third amendment to our existing credit agreement to permit these transactions under the covenants included therein.

On December 23, 2015, we also entered into a Voting Agreement with Steven M. Mariano, pursuant to which Steven M. Mariano agreed to vote in favor of issuances of shares of common stock in the event that, as a result of an increase in the number of shares that may be purchased upon exercise of the New Warrants to the Adjusted Share Amount (as defined in the New Warrants), such number of shares would exceed the Exchange Cap (as defined in the New Warrants).

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

13.	Concentration

For the year ended December 31, 2015, approximately 69% of total fee income and fee income from related party was attributable to contracts with Guarantee Insurance, the Company’s largest customer and a related party, and approximately 7% was attributable to contracts with the Company’s second largest customer.  For the year ended December 31, 2014, approximately 71% of total fee income and fee income from related party was attributable to contracts with Guarantee Insurance, the Company’s largest customer and a related party, and approximately 18% was attributable to contracts with the Company’s second largest customer. For the year ended December 31, 2013, approximately 44% of total fee income and fee income from related revenues was attributable to contracts with Guarantee Insurance and approximately 38% and 12% were attributable to contracts with the Company’s second and third largest customers, respectively.

As of December 31, 2015, approximately 77% of fee income receivable and fee income receivable from related party was attributable to contracts with Guarantee Insurance, the Company’s largest customer and a related party, and approximately 3% of fee income receivable and fee income receivable from related party were attributable to contracts with the Company’s second largest customer. As of December 31, 2014, approximately 86% of fee income receivable and fee income receivable from related party was attributable to contracts with Guarantee Insurance, the Company’s largest customer and a related party, and approximately 8% and 2% of fee income receivable and fee income receivable from related party were attributable to contracts with the Company’s second and third largest customers, respectively. As of December 31, 2013, approximately 62% of fee income receivable and fee income receivable from related party was attributable to contracts with Guarantee Insurance, the Company’s largest customer and a related party, and approximately 23% and 11% of fee income receivable and fee income receivable from related party were attributable to contracts with the Company’s second and third largest customers, respectively. Management believes that the receivable balances from these largest customers do not represent significant credit risk based on cash flow forecasts, balance sheet analysis and past collection experience.

Because fee income from related party for claims administration services is based on the net portion of claims expense retained by Guarantee Insurance, the Company’s revenues attributable to contracts with Guarantee Insurance do not necessarily represent fee income from related party.

14.	Commitments and Contingencies

Contractual Obligations and Commitments

The table below provides information with respect to our long-term debt and contractual commitments as of December 31, 2015:

	Payments Due by Period
In thousands	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt obligations	$5,500	$7,562	$8,250	$10,313	$74,875	$—	$106,500
Short-term revolver debt obligations	—	—	—	—	18,032	—	18,032
Interest on debt	4,272	4,049	3,778	3,459	70	—	15,628
Acquisition earnouts	10,556	1,827	—	—	—	—	12,383
Deferred purchase consideration	6,128	—	—	—	—	—	6,128
Operating lease obligations	5,461	5,032	4,089	3,678	2,751	1,744	22,755
Capital lease obligation	2,275	—	—	—	—	—	2,275
Total contractual obligations	$34,192	$18,470	$16,117	$17,450	$95,728	$1,744	$183,701

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

The estimated fair value of the redeemable warrants is reflected as warrant redemption liability in the accompanying consolidated balance sheets as of December 31, 2015 and 2014, and the change in the liability is reflected as an increase (decrease) in fair value of warrant redemption liability in the accompanying consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013. In estimating the value of the redeemable warrants and common stock, giving consideration to all valuation approaches and methods in its analysis and ultimately relying on a variety of established appraisal methods and techniques, applying a Monte Carlo simulation of estimated value, the guideline public company method in combination with the discounted future returns method and, as appropriate, the option pricing model using Black Scholes. Various valuation indications are weighted using the Probability-Weighted Expected Return Method (PWERM) in accordance with the AICPA’s Accounting and Valuation Guide: Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

As of December 31, 2015, the estimated fair value of Series A and Series B warrant redemption liabilities was $28.1 million. Our analysis of Series A and Series B warrant value was calculated using a Monte Carlo simulation of Patriot's daily common stock price in the adjustment period. The stock price was assumed to follow Geometric Brownian Motion with drift equal to the risk-free rate and volatility estimated from Patriot's historical volatility and volatilities of comparable companies. The fair value of the warrants were estimated as the average value from all 100,000 simulations using Black Scholes.

On December 13, 2015 we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Steven M. Mariano, our President and Chief Executive Officer, and the PIPE investors pursuant to which the PIPE investors purchased (i) 2,500,000 shares of our common stock from Steven M. Mariano, for an aggregate purchase price of approximately $30 million, and (ii) 666,666 shares of our common stock, warrants to purchase up to an aggregate of 2,083,333 shares of our common stock (the “Old Series A Warrants”) and prepaid warrants for 1,000,000 shares of our common stock (the “Old Series B Warrants” and, together with the Old Series A Warrants, the “Old Warrants”), for an aggregate purchase price of approximately $20 million. In addition, we entered into an agreement (the “Stock Back-to-Back Agreement”) with Steven M. Mariano, pursuant to which, upon the exercise of the Old Warrants, we would purchase a number of shares of our common stock owned by Steven M. Mariano equal to 60% of the shares to be issued in connection with the exercise by the PIPE investors of the Old Warrants.

On December 23, 2015 we entered into several rescission and exchange agreements (collectively, the “Exchange Agreement”) with Steven M. Mariano and the PIPE investors pursuant to which (i) we and the PIPE investors rescinded the sale and purchase of 666,666 shares of our common stock and prepaid warrants for 1,000,000 shares of our common stock and (ii) we exchanged the Old Series A Warrant for new warrants to purchase up to an aggregate of 3,250,000 shares of our common stock (the “New Series A Warrants”), and the Old Series B Warrant for new prepaid warrants to purchase a number of shares that the holder could purchase at a price equal to 90% of the lowest 10-day volume-weighted average stock price during the period commencing on February 1, 2016 through and including the Adjustment Time (as defined in the New Series B Warrants, which we expect to end at 9:00 A.M. on the tenth trading day after the filing of this Annual Report on Form 10-K) less the number of shares such holder purchased, in each case subject to adjustments and limitations pursuant to their terms. Based on the 10-day volume-weighted average stock price during the period commencing on February 1, 2016 through March 17, 2016 of $4.51, we estimate that 4,895,985 shares of our common stock would be issuable upon exercise of the New Series B Warrants.

In addition, we and Steven M. Mariano amended the Stock Back-to-Back Agreement, pursuant to which, upon the exercise of the New Warrants, we would purchase a number of shares of our common stock owned by Steven M. Mariano equal to 100% of the shares to be issued in connection with the exercise by the PIPE investors of the New Warrants, resulting in no dilution for our existing shareholders.

The New Series A Warrants are exercisable at an exercise price of the lesser of (i) $10.00 and (ii) 85% of the market price of the shares (as defined in the New Warrants), from July 1, 2016 to December 31, 2020. The New Series B Warrants are exercisable at an exercise price of $0.01 from December 16, 2015 to December 31, 2020. The exercise price of the New Warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

In addition, the Exchange Agreement amended the registration rights agreement to provide the PIPE investors with registration rights to register the shares issuable upon exercise of the New Warrants, subject to penalties and other customary provisions. We also entered into a third amendment to our existing credit agreement to permit these transactions under the covenants included therein.

On December 23, 2015, we also entered into a Voting Agreement with Steven M. Mariano, pursuant to which Steven M. Mariano agreed to vote in favor of issuances of shares of common stock in the event that, as a result of an increase in the number of shares that may be purchased upon exercise of the New Warrants to the Adjusted Share Amount (as defined in the New Warrants), such number of shares would exceed the Exchange Cap (as defined in the New Warrants).

There was no PennantPark warrant redemption liability as of December 31, 2015.  Concurrent with our IPO and repayment of the PennantPark Loan Agreement on January 22, 2015, the PennantPark Entities exercised 965,700 of their 1,110,555 detachable common stock warrants for common stock at an exercise price of $2.67 per share. The PennantPark Entities waived their put right on the remaining 144,855 detachable common stock warrants.  By eliminating the put right, the PennantPark Entities could not require the Company to redeem the remaining detachable common stock warrants for cash, thereby eliminating the warrant redemption liability previously required. The remaining 144,855 detachable common stock warrants were exercised on November 24, 2015 in a cashless exercise to purchase shares of the Company’s common stock at an exercise price of $2.67.

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

Our analysis of PennantPark warrant value and put value is based on a combination of the market approach and the income approach to determine the value of PNI common stock at the Valuation Date, and the application of an option pricing model using Black Scholes to determine the value of one warrant at the Valuation Date. We relied in part upon the estimated IPO value developed by the underwriter, which was based on the underwriter’s comparative company analysis, a market approach; the discounted future returns method primarily relies on the Company’s financial estimates; the terminal values used in the discounted future returns method are derived using the underwriter’s estimate based upon its analysis of comparative public companies, and the guideline public company method.

16.	Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes” (“ASC 740”). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of the consolidated income tax provision are as follows:

	For the Year Ended December 31,
In thousands	2015	2014	2013
Current income tax expense (benefit)	$4,816	$12,270	$(3,774)
Deferred income tax expense before increase in valuation allowance	(5,881)	(651)	1,785
Net Income Tax Benefit before Increase in Valuation Allowance	(1,065)	11,619	(1,989)
Increase in valuation allowance	5,936	16	2,701
Net Income Tax Expense	$4,871	$11,635	$712

As described in Note 1 to our consolidated financial statements, “Description of Business and Basis of Presentation,” Patriot National filed a consolidated federal income tax return for the period from inception (November 15, 2013) to December 31, 2014 which included the results of its wholly and majority owned subsidiaries, all of which became subsidiaries of the Company effective November 27, 2013.

A reconciliation of the provision for income taxes with the U.S. Federal statutory income tax rate is as follows (in thousands, except percentages):

	2015		2014		2013
In thousands	Amount	Rate	Amount	Rate	Amount	Rate
(Loss) Income before income tax expense	$(394)		$22,094		$(5,556)
Income tax expense (benefit) at statutory federal rate	(134)	34.0%	7,733	35.0%	(1,889)	34.0%
State income tax (benefit), net of federal deduction	967	(245.4)	1,153	5.2	(63)	1.1
Tax effect of:
Loss on exchange of units and warrants	—	—	—	—	52	(0.9)
Gain on redemption of MCMC Units attributable to difference between tax basis and book basis	—	—	1,883	8.5	—	—
Expenses incurred in connection with acquisitions	24	(6.1)	247	1.1	—	—
Effect of rate change on deferred tax assets	(1,438)	365.0	—	—	—	—
Amortization of loan discounts and loan costs	—	—	—	—	1,538	(27.7)
PSI, PRS and Forza income passed through to the sole shareholder for federal tax purposes for the period January 1, 2013 to November 27, 2013 and the year ended December 31, 2012	—	—	—	—	(1,992)	35.9
Contego Services Group, Inc. loss passed through to the members for federal tax purposes for the period January 1, 2013 to November 27, 2013 and the year ended December 31, 2012	—	—	—	—	51	(0.9)
(Decrease) Increase in fair value of warrant redemption liability	(471)	119.5	638	2.9	—	—
Gain on rescission and exchange agreement	(207)	52.5	—	—	—	—
Deferred tax liability established effective November 27, 2013, attributable to goodwill arising from December 14, 2011 acquisition of PRS	—	—	—	—	291	(5.2)
Patriot Captive Management (income) loss not subject to U.S. federal income taxes as a non-U.S.-domiciled company	(102)	25.9	22	0.1	23	(0.4)
Other items, net	296	(75.1)	(57)	(0.3)	—	—
Actual Income Tax Expense (Benefit) before Increase in Valuation Allowance	(1,065)	270.3	11,619	52.6	(1,989)	35.8
Increase in valuation allowance	5,936	(1,506.6)	16	0.1	2,701	(48.6)
Actual Income Tax Expense	$4,871	(1,236.3)%	$11,635	52.7%	$712	(12.8)%

Patriot Captive Management’s business is conducted through two operational subsidiaries domiciled in non-U.S. jurisdictions. The Company has no current intention of distributing unremitted earnings of Patriot Captive Management to its U.S. domiciled parent, PSI. Additionally, it is not practical to calculate the potential liability associated with such distribution due to the fact that dividends received from Patriot Captive Management could bring additional foreign tax credits, which could ultimately reduce the U.S. tax cost of the dividend, and significant judgment is required to analyze any additional local withholding tax and other indirect tax consequences that may arise due to the distribution of these earnings. Accordingly, pursuant to FASB ASC 740, the income tax expense in the accompanying consolidated statements of operations for the years ended December 31, 2015, 2014, and 2013 do not include a provision for federal income taxes attributable to Patriot Captive Management’s operations.

At December 31, 2015 we assessed the tax rates used to compute our deferred tax assets and liabilities. We made adjustments to reflect the appropriate realizable benefit which resulted in a $1.4 million impact on our effective tax rate as detailed above.

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

At December 31, 2015 and 2014, the Company had no unrecognized tax benefits and no amounts recorded for uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions within the income tax expense line in the accompanying Consolidated Statement of Operations. The tax period from inception (November 15, 2013) to December 31, 2013 remains subject to examination by all of the Company’s tax jurisdictions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

In thousands	December 31, 2015	December 31, 2014
Deferred tax assets:
Purchased intangibles	$17,672	$19,114
Accrued liabilities and other deferred tax assets	3,648	351
Total deferred tax assets	21,320	19,465
Valuation allowance for deferred tax assets	(12,194)	(6,258)
Deferred tax assets	9,126	13,207
Deferred tax liabilities:
Nondeductible amortizable intangible assets	9,126	13,195
Depreciable fixed assets	—	12
Total deferred tax liabilities	$9,126	$13,207
Net deferred tax liabilities	$—	$—

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax in multiple states with heavy concentration in Florida, California, and Pennsylvania. The net deferred tax asset before valuation allowance as of December 31, 2015 and 2014 was $12.2 million and $6.3 million, respectively. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence in concluding that a full valuation allowance was necessary against its net deferred tax assets at December 31, 2015 and 2014.

Supplemental Pro Forma Income Tax Information (Unaudited)

The unaudited supplemental pro forma income tax benefit has been presented in accordance with Section 3410.1 (under the headings 3400, Special Applications and 3410, Sub-Chapter S Corporations and Partnerships) of the SEC Division of Corporation Finance Financial Reporting Manual. The unaudited supplemental pro forma income tax benefit gives effect to the tax treatment of the Company’s Subchapter S corporation and limited liability company subsidiaries as if they were subject to federal and state income taxes for the year ended December 31, 2013.

The pro forma net income tax benefit is comprised of the following:

For the Year Ended December 31,
In thousands	2013
Current income tax benefit	$(2,174)
Deferred income tax expense before increase in valuation allowance	1,565
Net Income Tax Benefit before Increase in Valuation Allowance	(609)
Increase in valuation allowance	2,701
Net Income Tax Expense	$2,092

The Company’s pro forma income tax rates, expressed as a percent of net income before income tax expense, vary from statutory federal income tax rates due to the following:

	2013
In thousands	Amount	Rate
(Loss) Income before income tax expense	$(5,556)
Income tax expense (benefit) at statutory federal rate	(1,889)	34.0
State income tax (benefit), net of federal deduction	(20)	0.4
Tax effect of:
Loss on exchange of units and warrants	52	(0.9)
Amortization of loan discounts and loan costs	1,677	(30.2)
Difference in tax basis of net identifiable liabilities assumed in acquisition pursuant to Internal Revenue Code §338(h)(10) election	(492)	8.9
Patriot Captive Management (income) loss not subject to U.S. federal income taxes as a non-U.S.-domiciled company	23	(0.4)
Other items, net	40	(0.7)
Actual Income Tax Expense (Benefit) before Increase in Valuation Allowance	(609)	11.0
Increase in valuation allowance	2,701	(48.6)
Actual Income Tax Expense	$2,092	(37.7)

17. Quarterly Operating Results (unaudited):

Quarterly operating results for 2015 and 2014 were as follows (in thousands, except per share data):

	For the Year Ended December 31,
In thousands	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015
Total fee income and fee income from related party	$42,992	$47,388	$58,532	$60,852
Total revenues	$42,993	$47,332	$58,523	$60,872
Total expenses	51,146	45,987	53,345	59,636
Net (loss) income before income tax expense	$(8,153)	$1,345	$5,178	$1,236
Net (Loss) Income	(4,816)	1,020	3,788	(5,367)
Basic net (loss) income per share	$(0.19)	$0.04	$0.14	$(0.19)
Diluted net (loss) income per share	$(0.19)	$0.04	$0.14	$(0.19)
2014
Total fee income and fee income from related party	$15,599	$15,453	$31,433	$40,245
Total revenues	$15,808	$15,742	$45,469	$40,245
Total expenses	13,348	20,955	19,440	41,427
Net income (loss) before income tax expense	$2,460	$(5,213)	$26,029	$(1,182)
Net Income (Loss)	1,502	(5,597)	16,902	(2,393)
Basic net income (loss) per share	$0.11	$(0.39)	$1.03	$(0.13)
Diluted net income (loss) per share	$0.10	$(0.39)	$0.46	$(0.13)

(1)	Year over year quarterly as well as quarter to quarter results may not be comparable due to timing of the inclusion of acquistions.
(2)	The sum of quarterly EPS may not agree with the years’ EPS.

18.	Valuation and Qualifying Accounts

Valuation and qualifying accounts deducted from the assets to which they apply:

In thousands	Balance at Beginning of Period	Provision for Doubtful Accounts	Deductions	Balance at End of Period
2015
Total - allowance for uncollectible fee income receivable	$136	$351	$(232)	$255
2014
Total - allowance for uncollectible fee income receivable	$2,544	$502	$(2,910)	$136

19.	Subsequent Events

On January 28, 2016, we entered into that Asset Purchase Agreement by and between Patriot Underwriters, Inc. and Mid Atlantic Insurance Services, Inc. (“Mid Atlantic”) pursuant to which the Company acquired substantially all of the assets of Mid Atlantic for a maximum of $16,500,000. Pursuant to the Asset Purchase Agreement, the Company paid Mid Atlantic $8,000,000 in cash at closing. Mid Atlantic will also be entitled to annual earn-out payments of up to a cumulative maximum of $8,500,000 over approximately five years after closing. Subject to limited exceptions, $7,000,000 of the maximum earn-out is guaranteed.

On February 1, 2016, we entered into an Amendment No. 2 to the TriGen Stock Purchase Agreement splitting the payment of the Class B Purchase price into 2 installment payments.

On February 9, 2016, pursuant to the Securities Purchase Agreement, the Exchange Agreement and the registration rights agreement, as amended by the Exchange Agreement, a registration statement initially filed on January 15, 2016 was declared effective pursuant to which we registered 10,348,794 shares of our common stock under the Securities Act, which includes 7,848,794 shares of common stock issuable upon exercise of the New Warrants held by the PIPE Investors.

On March 1, 2016, we entered into an Amendment No. 3 to the TriGen Stock Purchase Agreement accelerating and reducing the final payment to the Class B Seller.

On March 3, 2016, our Board of Directors approved a $15 million share repurchase program for the Company's common stock whereby shares may be purchased from time to time, in open market transactions or in negotiated off-market transactions.  The program may continue for up to eighteen months.

On March 3, 2016, we entered into a fourth amendment to our existing credit agreement to permit Patriot to repurchase shares of its outstanding common stock pursuant to certain volume and timing limitations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control

There was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of Patriot National, Inc. and its subsidiaries (“Patriot”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including Patriot’s principal executive officer and principal financial officer, Patriot conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In conducting Patriot’s evaluation of the effectiveness of its internal control over financial reporting, Patriot has excluded the Global HR Research acquisition completed during 2015, whose financial statements constitute 13.91% of total assets, 2.45% of revenues, and 0.80% of the net loss of the Consolidated Financial Statement amounts as of and for the year ended December 31, 2015. Refer to Note 3 to the Consolidated Financial Statements for further discussion of this acquisitions and its impact on Patriot’s Consolidated Financial Statements.

Based on Patriot’s evaluation under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that internal control over financial reporting was effective as of December 31, 2015.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm, as non-accelerated filers are exempt from attestation requirements of section 404(b) of the Sarbanes-Oxley Act.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 are the Certifications of the Chief Executive Officer and the Chief Financial Officer, respectively. The Certifications are supplied in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item 9A of this Annual Report on Form 10-K is the information concerning the evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Below is a list of our executive officers and directors.

Name	Age	Position
Steven M. Mariano	51	Chairman, President and Chief Executive Officer
John R. Del Pizzo	69	Director
Austin J. Shanfelter	58	Director
Quentin P. Smith	64	Director
Charles H. Walsh	84	Director
Michael J. Corey	76	Director
Timothy J. Ermatinger	67	Executive Vice President and President of Patriot Care Management, Inc.
Michael W. Grandstaff	56	Executive Vice President
Judith L. Haddad	56	Executive Vice President and Chief Information and Technology Officer
Paul V. Halter	56	Executive Vice President and National Director of Field Operations
Christopher A. Pesch	58	Executive Vice President, General Counsel, Chief Legal Officer and Secretary
Thomas Shields	56	Executive Vice President, Chief Financial Officer and Treasurer

Steven M. Mariano. Mr. Mariano, our founder, has served as our Chairman, President and Chief Executive Officer since the Reorganization in November 2013. He is responsible for the overall direction and management of our operations and financial and strategic planning. He is an entrepreneur and businessman with 20 years of experience in the insurance industry. Mr. Mariano founded Strategic Outsourcing Inc., a professional staffing company, which was sold to Union Planters Bank (which was acquired by Regions Financial Corporation) in 2000. In 2003, Mr. Mariano formed Patriot Risk Management, Inc. to acquire Guarantee Insurance. Shortly thereafter he formed Patriot Risk Services, Inc. to provide fee-based care management, captive consulting, bill review, network development and other claims related services to Guarantee Insurance and other clients. Mr. Mariano was the Chairman and Chief Executive Officer of Guarantee Insurance until January 6, 2015.

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

Austin J. Shanfelter. Mr. Shanfelter joined our board of directors in June 2014, having served on the board of directors of Guarantee Insurance Group since October 2010. From October 2009 to August 2015, Mr. Shanfelter was the Chairman and majority shareholder of Global HR Research LLC, which we acquired in August 2015. He has served on the board of directors of Orion Marine Group, Inc., a civil marine contractor, since May 2007, where he has served as Chairman of the compensation committee since May 2007 and as a member of the nominating and governance committee since May 2010. He has also served on the board of directors of Sabre Industries, Inc., a provider of utility and other infrastructure. In addition, Mr. Shanfelter is a member of the board of directors of the Power and Communications Contractors Association, an industry trade group. Mr. Shanfelter holds a Bachelor of Science degree in Health from Lock Haven University of Pennsylvania.

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

Michael J. Corey. Mr. Corey joined our board of directors in January 2016. Mr. Corey serves as a senior partner of The Corey Search Group, Inc., an advisory firm dedicated to executive search, strategic and succession planning for the insurance and financial services industries. Prior to joining The Corey Search Group, Mr. Corey has held senior positions with Caldwell Partners, MJC Ventures, Inc., Heidrick & Struggles and Highland Partners, Lamalie & Associates, and Ward Howell. From 1984-1995, Mr. Corey was the owner and CEO for the Chicago Search Group. Mr. Corey has served as a trustee and a trustee emeritus with the Actuarial Foundation and as a board member of the Irish Life Assurance Company. He currently serves as a trustee on the board of the American College. Mr. Corey holds a Bachelor of Science degree in Business Administration from Northern Illinois University.

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

When determining whether our current directors have the experience, qualifications, attributes and skills, taken as a whole, to enable our board to satisfy its oversight responsibilities effectively in light of our business and structure, our board of directors focused primarily on our directors’ contributions to our and our subsidiaries’ success in recent years and on the information discussed in the biographies set forth under “Directors, Executive Officers and Corporate Governance.” With respect to Mr. Mariano, our board of directors considered in particular his extensive experience in the insurance industry and entrepreneurial background. With respect to Mr. Del Pizzo, our board of directors considered in particular his financial and accounting experience. With respect to Mr. Shanfelter, our board of directors considered in particular his experience and knowledge acquired serving on the boards of directors of other companies. With respect to Mr. Smith, our board of directors considered in particular his extensive experience in the management consulting industry and service on public boards. With respect to Mr. Walsh, our board of directors considered in particular his experience and knowledge as a business leader and his long service on the boards of directors of other organizations. With respect to Mr. Corey, our board of directors considered in particular his experience recruiting top management in the insurance industry.

Committee Charters and Corporate Governance Guidelines

Our commitment to good corporate governance is reflected in our Corporate Governance Guidelines, which describe our board of directors’ views on a wide range of governance topics. These Corporate Governance Guidelines are reviewed from time to time by our Nominating and Corporate Governance Committee and, to the extent deemed appropriate in light of emerging practices, revised accordingly, upon recommendation to and approval by our board of directors.

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

Class I	Class II	Class III
Steven M. Mariano	John R. Del Pizzo	Charles H. Walsh
Austin J. Shanfelter	Quentin P. Smith	Michael J. Corey

The terms of the Class I, Class II and Class III directors will expire at the annual meeting in 2016, 2017 and 2018, respectively, and in each case, when any successor has been duly elected and qualified.

Under our Corporate Governance Guidelines and NYSE rules, a director is not independent unless our Board of Directors affirmatively determines that he or she does not have a material relationship with us or any of our subsidiaries (either directly or as a partner, stockholder or officer of an organization that has a relationship with us or any of our subsidiaries).

Our Corporate Governance Guidelines define an “independent” director in accordance with Section 303A.02 of the NYSE’s Listed Company Manual. In addition, audit and compensation committee members are subject to the additional independence requirements of applicable SEC rules and NYSE listing standards. Our Corporate Governance Guidelines require our Board of Directors to review the independence of all directors at least annually.

In the event a director has a relationship with the Company that is relevant to his or her independence and is not addressed by the objective tests set forth in the NYSE independence definition, our Board of Directors will determine, considering all relevant facts and circumstances, whether such relationship is material.

Our Board of Directors has affirmatively determined that each of Messrs. Corey, Shanfelter, Smith and Walsh is independent under all applicable standards, including with respect to committee membership.

Board Committees

Our Board of Directors directs and oversees the management of our business and affairs and has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.  Each committee operates under a charter that has been approved by the Board of Directors.  In addition, from time to time, special committees may be established under the direction of the Board of Directors when necessary to address specific issues.

Audit Committee

Our Audit Committee consists of Messrs. Shanfelter, Smith and Walsh, with Mr. Shanfelter serving as chair. All members of the Audit Committee have been determined to be “independent,” consistent with our Audit Committee charter, Corporate Governance Guidelines, SEC rules and the NYSE listing standards applicable to boards of directors in general and audit committees in particular. Our Board of Directors has also determined that each of the members of the Audit Committee is “financially literate” within the meaning of the listing standards of the NYSE. In addition, our Board of Directors has determined that Mr. Shanfelter qualifies as an audit committee financial expert as defined by applicable SEC regulations.

The duties and responsibilities of the Audit Committee are set forth in its charter, which may be found at www.patnat.com under Investor Relations: Corporate Governance: Governance Documents: Audit Committee Charter, and include assisting the Board of Directors in overseeing the following:

•	the quality and integrity of our financial statements, our financial reporting process and our systems of internal accounting and financial controls;
•	our compliance with legal and regulatory requirements;
•	the independent auditor’s qualification, performance and independence;
•	the performance of our internal audit function; and
•	the evaluation of risk assessment and risk management issues.

The Audit Committee shall also prepare the report of the committee required by the rules and regulations of the SEC to be included in our annual proxy statement.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Messrs. Corey, Shanfelter, Smith and Walsh, with Mr. Walsh serving as chair. Each of Messrs. Corey, Shanfelter, Smith and Walsh has been determined to be “independent” as defined by our Corporate Governance Guidelines and the NYSE listing standards.

The duties and responsibilities of the Nominating and Corporate Governance Committee are set forth in its charter, which may be found at www.patnat.com under Investor Relations: Corporate Governance: Governance Documents: Nominating and Corporate Governance Committee Charter, and include the following:

•

identifying individuals qualified to become members of our board of directors, and selecting, or recommending that our board of directors select, the director nominees for each annual meeting of stockholders or to otherwise fill vacancies or newly created directorships on the board of directors;

•	overseeing the evaluation of the performance of our board of directors and management;
•	reviewing and recommending to our board of directors committee structure, membership and operations;
•	recommend to the Board the members of the board to serve on the various committees of the Board; and
•	developing and recommending to our Board of Directors a set of corporate governance guidelines applicable to us.

Compensation Committee

Our Compensation Committee consists of Messrs. Corey, Smith and Walsh, with Mr. Smith serving as chair. Each of Messrs. Corey, Smith and Walsh has been determined to be “independent” as defined by our Corporate Governance Guidelines and the NYSE listing standards applicable to boards of directors in general and compensation committees in particular.

The duties and responsibilities of the Compensation Committee are set forth in its charter, which may be found at www.patnat.com under Investor Relations: Corporate Governance: Governance Documents: Compensation Committee Charter, and include the following:

•	oversight of our executive compensation policies and practices;
•	reviewing and approving matters related to the compensation of our Chief Executive Officer and our other executive officers; and
•	overseeing administration and monitoring of our incentive and equity-based compensation plans.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to all of our directors, officers and employees, including our Chairman and Chief Executive Officer and Chief Financial Officer and other senior executive officers. The Code of Business Conduct and Ethics sets forth our policies and expectations on a number of topics, including conflicts of interest, compliance with laws, use of our assets and business conduct and fair dealing. A current copy of the code is posted on our website, which is located at www.patnat.com. We will, if required, disclose within four business days amendments to or waivers from the code of business conduct and ethics that apply to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website at www.patnat.com rather than by filing a Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors, a company’s chief accounting officer and persons who beneficially own more than 10% of a company’s common stock (the “Reporting Persons”), to file initial reports of ownership and reports of changes in ownership with the SEC and the NYSE. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of copies of such reports and written representations from our executive officers and directors, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during 2015, except that Steven Mariano had four late Form 4 filings, Austin Shanfelter had two late Form 4 filings, and each of Paul Halter and Quentin Smith had one late Form 4 filing.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes compensation for the years ended December 31, 2015 and 2014 earned by our principal executive officer and our two other most highly-compensated executive officers as of December 31, 2015. These individuals are referred to as our named executive officers.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Stock Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven M. Mariano	2015	1	700,000	—	—	—	—	—	700,001
President and Chief Executive Officer	2014	—	—	—	—	—	—	—	—
Thomas Shields	2015	395,000	242,072	988,232	1,976,464	—	—	12,000	3,613,768
Executive Vice President, Chief Financial Officer, and Treasurer	2014	121,538	55,000	—	—	—	—	—	176,538
Christopher Pesch	2015	435,000	700,483	2,050,300	—	—	—	31,451	3,217,234
Executive Vice President, General Counsel, Chief Legal Officer and Secretary	2014	117,115	500	—	—	—	—	—	117,615

(1)	The amounts reported represent the named executive officer’s base salary earned during the fiscal year covered.
(2)

For Mr. Mariano, includes a special one-time bonus paid on December 30, 2015 under the Acquisition Incentive Plan. For Mr. Shields, includes payments under the Acquisition Incentive Plan of $92,072 and a discretionary bonus payment of $150,000. For Mr. Pesch, includes a special one-time bonus of $300,000 paid on July 1, 2015 pursuant to his employment agreement, payments under the Acquisition Incentive Plan (as discussed below) of $338,983 and a discretionary bonus payment of $61,500.

(3)

Represents the grant date fair value of restricted stock granted to Mr. Pesch and time-vesting restricted stock granted to Mr. Shields computed in accordance with FASB ASC Topic 718, using the assumptions discussed in Note 10, Stock-Based Compensation. See “Description of Equity Awards” below.

(4)

Represents the grant date fair value of time-vesting stock options computed in accordance with ASC Topic 718, using the assumptions described in footnote (3) above. See “Description of Equity Awards” below.

Narrative Disclosure to Summary Compensation Table

Senior Management Agreements

Mr. Mariano, Mr. Shields and Mr. Pesch entered into an employment agreement with us on December 31, 2014, January 5, 2015 and September 8, 2014, respectively. The terms of Messrs. Mariano’s and Pesch’s employment agreements are substantially the same, but for differences in title, role and as otherwise described below.

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

The initial term of Mr. Shields’ employment agreement began on September 8, 2014 and continues upon the earlier to occur of (i) Mr. Shields’ death, (ii) a termination by reason of disability, (iii) a termination with or without cause (as defined in his employment agreement) and (iv) a termination by Mr. Shields with or without good reason (as defined in his employment agreement). Mr. Shields’ employment agreement provides for an initial base salary of not less than $395,000, subject to increases as may be approved by the Compensation Committee. The employment agreement also provides that Mr. Shields is eligible to earn (i) a target annual incentive bonus of not less than 100% of his base salary, with the actual annual incentive bonus payable being based upon the level of achievement of Company and individual performance objectives, as determined by the Compensation Committee; (ii) a signing bonus of $50,000, which was payable during the first pay period of Mr. Shields’ full-time employment and (iii) with respect to our 2014 fiscal year, a bonus of not less than $130,000, with the actual amount to be based on achievement of applicable performance objectives. Additionally, the employment agreement provides the following perquisites: (i) an automobile allowance of $1,000 per month and (ii) eight (8) months’ rent for a corporate apartment to be used by Mr. Shields and his family. Mr. Shields also received a grant of 70,588 shares of restricted stock and (b) 141,176 stock options, each vesting one-third (1/3) annually over three (3) years subject to Mr. Shields’ continued employment. Mr. Shields is also eligible to receive additional stock and/or option grants at the discretion of the Board.

The term of Mr. Pesch’s employment agreement continues through December 31, 2017, with automatic renewals for successive 12 month periods. Mr. Pesch’s employment agreement provides for an initial base salary of not less than $435,000, subject to increases as determined by the Board or the compensation committee from time to time. The employment agreement also provides that Mr. Pesch is eligible to earn (i) an annual incentive bonus in an amount determined by the Board or the compensation committee in the first ninety (90) days of the fiscal year; (ii) a signing bonus of $200,000, which was paid within ten days of the effective date of the employment agreement and (iii) a special one-time bonus of $300,000 that was paid on July 1, 2015. Additionally, the employment agreement provides Mr. Pesch with the following perquisites: (i) reimbursement for the initiation fee and membership dues for one private country club (with a tax gross-up payment for the initiation fee) and (ii) an automobile allowance of $1,500 per month (with a tax gross-up payment). Mr. Pesch is also eligible to receive additional stock and/or option grants at the discretion of the Board, including options in an amount equal to one-half of one percent of the outstanding capital stock of our company within one year of the effective date of his employment agreement or upon our initial public offering. As discussed below in “Description of Equity Awards”, Mr. Pesch received a grant of restricted stock upon our initial public offering.

Each of Messrs. Mariano, Shields and Pesch are eligible to receive severance payments under the terms of their respective employment agreements following certain terminations of employment, subject to post-termination restrictive covenants. For a complete description of the terms of the post-termination payments and benefits under the amended employment agreements, see “—Potential Payments upon Termination or Change in Control.”

Outstanding Equity Awards at December 31, 2015

The following table provides information regarding outstanding equity awards made to our named executive officers as of December 31, 2015.

		Option Awards					Stock Awards
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date(2)	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Thomas Shields	1/15/15	—	141,176	—	$14.00	1/15/25
	1/15/15						70,588	473,645	—	—

(1)

Reflects outstanding unvested time-vesting stock options. One-third of the time-vesting stock options vest annually over a three-year period that begins on January 15, 2016. See “Description of Equity Awards” below for a description of the vesting terms of the stock options upon certain terminations of employment.

(2)

The expiration date shown is the normal expiration date occurring on the tenth anniversary of the grant date. Options may terminate earlier in certain circumstances, such as in connection with an NEO’s termination of employment.

(3)

Reflects outstanding unvested time-vesting restricted stock. One-third of the time-vesting restricted stock vest annually over a three-year period that begins on January 15, 2016. See “Description of Equity Awards” below for a description of the vesting terms of the restricted stock upon certain terminations of employment.

(4)	Shares are valued based on the $6.71 closing price per share of our common stock on December 31, 2015, as reported by the New York Stock Exchange.

Description of Equity Awards

Neither Mr. Mariano nor Mr. Pesch had any outstanding equity awards at December 31, 2015.

On January 15, 2015, we granted Mr. Shields with an award consisting of (x) 141,176 time-vesting stock options and (y) 70,588 shares of time-vesting restricted stock. Subject to Mr. Shields’ continued employment with us, one-third of these stock options and restricted stock vest each year over a three-year period that begins on January 15, 2016. Generally, in the event Mr. Shields’ employment is terminated, all unvested stock options and restricted stock will be forfeited, except that if Mr. Shields’ employment is terminated (i) without cause during the 24 month period following a change in control of our company or (ii) due to Mr. Shields’ death or disability, the stock options and restricted stock will become fully vested. Following Mr. Shields’ termination of employment, vested stock options will remain exercisable until (i) in the case of a termination for Cause, the date of his termination, (ii) in the case of a termination due to death or disability, one year thereafter, and (iii) in the case of any other termination, 90 days thereafter, provided that, in each case, such exercise period does not extend beyond the original ten-year term of the stock option.

On January 15, 2015, Mr. Pesch received a grant of restricted stock under our 2014 Omnibus Incentive Plan (the “2014 Plan”). Mr. Pesch’s award consisted of 146,450 shares of restricted stock, which fully vested on July 14, 2015, 180 days following our initial public offering.

Non-Equity Incentive Plan Compensation

For the year ended December 31, 2015, the Board evaluated our performance on a periodic basis in consultation with certain of our named executive officers. The Board did not establish a formal annual bonus plan for fiscal year 2015.

Acquisition Incentive Plan under the 2014 Omnibus Incentive Plan

On February 11, 2015, our Compensation Committee adopted the Acquisition Incentive Plan, a cash-based sub-plan adopted under our 2014 Plan to motivate our executive officers and key employees to grow the business through one or more Acquisitions (as defined below) and to promote the retention of such individuals in the Company. Pursuant to the plan, the plan administrator has broad authority to designate participants in the plan, determine the terms and conditions of payment of awards under the plan and establish, amend, suspend, terminate or waive any terms or conditions in accordance with the plan. Our Chief Executive Officer is designated as the plan administrator, except that, with respect to the grant or payment of awards to any executive officer of the company (including our Chief Executive Officer), the Compensation Committee will be the plan administrator. In addition, the Compensation Committee may designate, from time to time, another committee or officer of the company to be the plan administrator.

Under the plan, on or prior to the closing date of any acquisition by the Company or any of its subsidiaries (whether by merger, equity sale, sale of assets or other business combination of the voting or economic interests of any person or business, or subsidiary, division or the assets thereof, but excluding an acquisition that results in a change in control of the company) (each, an “Acquisition”), the plan administrator will establish a bonus pool in accordance with the formula set forth in the plan (which ranges from 1% to 5% of the aggregate consideration paid, or payable, by or on behalf of the company in the Acquisition, whether in the form of cash, stock, debt securities, or otherwise, the “Deal Size”), select participants who will receive an award and determine their allocation of the bonus pool, in its sole discretion (and in consultation with the Executive Vice President of Mergers and Acquisitions). The plan administrator has the discretion to determine the Deal Size relating to any Acquisition (including, without limitation, whether contingent payouts based upon “earn-outs”, amounts placed into escrow or the principal amount of all indebtedness assumed by the company in connection with an Acquisition will be included in such determination). The awards granted to participants under this plan are payable in cash in a lump sum (unless otherwise determined by the plan administrator) on the first payroll date following the closing of an Acquisition (but in no event more than 60 days following such closing); provided that, in the event that the acquired entity, assets or business relating to an Acquisition does not meet or exceed certain target performance measures, objectives or metrics (set by the plan administrator in its discretion, in connection with the entry into or consummation of such Acquisition), then the plan administrator may (i) require repayment of up to 50% of the proceeds of any award paid to the participant in respect of such Acquisition (the “clawback amount”) or (ii) to the extent the participant is employed with us and eligible to participate in the Plan, reduce (including down to zero) such participant’s allocation of any future award in connection with any future Acquisition by the clawback amount.

The Compensation Committee may amend, alter, suspend, waive or terminate the plan at any time, except that no amendment, alteration, suspension, waiver, discontinuance or termination occurring after the closing date of any Acquisition can adversely affect the rights of a participant with respect to any unpaid bonus without such participant’s written consent. The plan will remain in effect until the date the Compensation Committee terminates the plan or the date the 2014 Plan is amended, restated or terminated. The obligations of the company for the payment of awards under the plan are unfunded and unsecured.

In 2015, Mr. Shields and Mr. Pesch received $92,072 and $338,983, respectively, under the Acquisition Incentive Plan.

Other Bonuses

On December 30, 2015, Mr. Mariano received a special one-time bonus of $700,000, which was granted by the Board, in recognition of his efforts and performance in connection with the acquisitions over the course of the year. On February 2, 2016, the Board approved a discretionary one-time bonus of $150,000 to Mr. Shields in recognition of his performance in 2015. In determining the bonus amount, the Board considered Mr. Shields’ effectiveness and contribution to the Company over the course of the year. On July 1, 2015, Mr. Pesch received a special one-time bonus of $300,000, in accordance with the terms of his employment agreement. Mr. Pesch also received a discretionary bonus of $61,500 in 2015 in recognition of his effectiveness and contribution to the Company over the course of the year. See “—Narrative Disclosure to Summary Compensation Table—Senior Management Agreements.”

Potential Payments upon Termination or Change in Control

Steven M. Mariano

Pursuant to the terms of Mr. Mariano’s employment agreement as amended, upon a termination of his employment by us without cause or by Mr. Mariano with good reason, subject to each of his execution and the effectiveness of a general release of claims, and subject to continued compliance with the restrictive covenants contained in his employment agreement, Mr. Mariano will be entitled to the following severance benefits: (i) a lump sum cash severance payment equal to 200% of the sum Mr. Mariano’s annual salary plus an amount equal to his average annual bonus over the three preceding fiscal years (except that if such termination of Mr. Mariano’s employment occurred within 24 months following a change in control or within six (6) months prior to a change in control, at the request of a participant in the potential acquisition, Mr. Mariano will instead receive an enhanced lump sum cash severance payment equal to 300% of the sum of his annual salary plus average annual bonus over the three preceding fiscal years) and (ii) if continuation of coverage under COBRA is elected by Mr. Mariano, reimbursement for the full cost of coverage under our group health plans for Mr. Mariano and his eligible dependents for a period of 18 months. In the event any payments to Mr. Mariano are subject to excise taxes under Section 4999 of the Internal Revenue Code, such payments will be either paid in full or reduced to a lesser amount which would not result in the imposition of such excise taxes, whichever results in a greater after-tax amount to Mr. Mariano.

Thomas Shields

Pursuant to the terms of Mr. Shields’ employment agreement, upon a termination of employment by us without cause or by Mr. Shields with good reason, subject to his execution and the effectiveness of a general release of claims, and subject to continued compliance with the restrictive covenants contained in his employment agreement, Mr. Shields will be entitled to a pro-rated portion of the annual bonus for the year of his termination based on actual achievement of performance objectives, a severance payment equal to 100% of the sum of his annual salary and target annual bonus at the time of termination payable in twelve (12) monthly installments (except that if such termination of Mr. Shields’ employment occurred within twelve (12) months following a change in control (as defined in the applicable employment agreement) or six (6) months prior to a change in control, Mr. Shields will instead receive enhanced severance equal to 200% of the sum of his annual salary and target annual bonus at the time of termination, payable in twenty-four (24) monthly installments) and Company-subsidized continuation of health coverage under COBRA during the period that severance is paid (or until Mr. Shields is eligible for health coverage under a subsequent employer’s plan, if earlier). In the event any payments to Mr. Shields are subject to excise taxes under Section 4999 of the Internal Revenue Code, such payments will be reduced to a lesser amount which would not result in the imposition of such excise taxes, if such reduction results in Mr. Shields retaining a greater after-tax amount than if he received the full unreduced amount and paid all taxes (including the excise taxes) due.

Christopher Pesch

Pursuant to the terms of Mr. Pesch’s employment agreement, upon a termination of employment by us without cause or by Mr. Pesch with good reason, subject to his execution and the effectiveness of a general release of claims, and subject to continued compliance with the restrictive covenants contained in his employment agreement, Mr. Pesch will be entitled to (i) a lump-sum severance payment equal to 100% of the sum of (x) Mr. Pesch’s annual salary at the time of termination (or, if greater, prior to the occurrence of good reason) and (y) the average bonus for the three (3) fiscal years preceding Mr. Pesch’s termination and (ii) continuation of Company-provided group health plan coverage, at the same level and cost applicable to Mr. Pesch immediately prior to his termination, until the second anniversary of the termination of his employment, except that if such termination of Mr. Pesch’s employment occurred within twelve (12) months following a change in control (as defined in his employment agreement) or six (6) months prior to a change in control, Mr. Pesch will instead receive enhanced severance equal to (i) a lump sum payment of 200% of the sum of (x) Mr. Pesch’s annual salary at the time of termination (or, if greater, prior to the occurrence of good reason) and (y) the average bonus for the three (3) fiscal years preceding Mr. Pesch’s termination and (ii) continuation of Company-provided group health plan coverage, at the same level and cost applicable to Mr. Pesch immediately prior to his termination, until the second anniversary of the termination of his employment. In the event any payments to Mr. Pesch are subject to excise taxes under Section 4999 of the Internal Revenue Code, such payments will be reduced to a lesser amount which would not result in the imposition of such excise taxes.

Restrictive Covenants

Upon any termination of employment for any reason, Messrs. Mariano, Shields’ and Pesch employment agreements each provide for restrictions on the disclosure of confidential information and trade secrets and disparaging the Company, and for a period of 12 months (or (i) in the case of Mr. Mariano, 24 months and (ii) in the case of Mr. Shields, the period that he receives severance payments, if longer) following the date of termination of employment covenants restricting them from engaging in competitive activities and soliciting our employees and clients.

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

Compensation Committee Interlocks and Insider Participation

During 2015, none of the members of our Compensation Committee has at any time been one of our executive officers or employees. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Director Compensation

The following table provides summary information concerning the compensation of the current members of our board of directors for the year ended December 31, 2015. The compensation paid to Steven M. Mariano, who is our President and Chief Executive Officer, is presented in the section entitled “Executive Compensation” above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
John R. Del Pizzo	60,000	60,000	25,000	145,000
Austin J. Shanfelter	60,000	60,000	25,000	145,000
Quentin P. Smith	60,000	60,000	25,000	145,000
Charles H. Walsh	60,000	60,000	25,000	145,000
Michael J. Corey	—	—	—	—

(1)

The amounts reported reflect the aggregate grant date fair value of restricted stock awards granted during fiscal year 2015, calculated in accordance with ASC Topic 718, utilizing the closing price of our common stock on March 2, 2015, the date of grant.

(2)	The amounts reported reflect a one-time cash bonus awarded to the non-management directors.

For the year ended December 31, 2015, each of our non-management directors was entitled to director compensation of (i) a cash retainer of $60,000, payable quarterly and (ii) an equity award of $60,000 under our 2014 Plan. On March 2, 2015, we granted 4,438 shares of restricted stock to each of our non-management directors. Such shares became fully vested on April 13, 2015. In addition, on February 2, 2016, the Board approved a one-time cash bonus of $25,000 and a one-time equity award of stock options with an aggregate exercise price of $25,000 to each of our non-management directors, in recognition of efforts taken by the Board in 2015 as the board of directors of a newly public company. The $25,000 cash bonus is reflected in the Director Compensation table set forth above. The award of stock options, which vested in full on the date of grant, will be reported with respect to each of the directors for the 2016 fiscal year. Each of our non-management directors were also reimbursed for reasonable travel and related expenses associated with attendance at board or committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and accompanying footnotes set forth information with regarding the beneficial ownership of our common stock as of March 14, 2016 by (i) each person who is known by us to own beneficially more than five percent of our outstanding shares of common stock, (ii) each of our named executive officers, (iii) each member of our board of directors and (iv) all of our directors and executive officers as a group. Percentage ownership in the following table is based on 27,176,441 shares outstanding as of March 14, 2016.

Name of Beneficial Owner	Total Beneficial Ownership		Ownership %
Directors and Executive Officers
Steven M. Mariano	14,626,122	(1)	53.8%
Austin J. Shanfelter	604,238	(2)	2.2
Christopher A. Pesch	338,495	(3)	1.3
John R. Del Pizzo	184,483	(4)	*
Judith L. Haddad	77,500		*
Charles H. Walsh	70,894		*
Thomas Shields	70,588		*
Michael Grandstaff	69,976		*
Paul Von Hindenburg Halter, III	45,118	(5)	*
Timothy J. Ermatinger	40,882		*
Quentin P. Smith, Jr.	14,531		*
Michael J. Corey	11,456		*
All Directors and Executive Officers as a group	16,154,283		59.4%
5% Beneficial Owners (excluding Directors and Executive Officers)
Edward E. Snow	1,579,166	(6)	5.8
All Directors, Executive Officers, and 5% Beneficial Owners	17,733,449		65.3%

*	Indicates less than one percent of common stock.
(1)

Includes 626,428 shares held by the Steven M. Mariano Revocable Trust with Mr. Mariano as trustee, and 1,806,535 shares held by Guarantee Insurance Company which may be deemed to be beneficially owned by Mr. Mariano because Guarantee Insurance Company is controlled by Mr. Mariano. On February 26, 2015, Mr. Mariano has pledged 1,330,380 shares, representing approximately 5.0% of our total shares outstanding, to secure obligations under a credit agreement dated as of April 11, 2013, between Mr. Mariano and UBS Bank USA. In the event of a default under the agreement, UBS Bank USA may foreclose upon any and all of the pledged shares.  Additionally, as of March 14, 2016, Mr. Mariano has pledged 10,525,100 shares of our common stock, representing approximately 38.7% of our total shares outstanding, to secure obligations under a credit agreement dated as of March 11, 2015, between Mr. Mariano and Fifth Third Bank. In the event of a default under the agreement, Fifth Third Bank may foreclose upon any and all of the pledged shares.

Additionally, includes 126,984 unvested restricted stock units issued to employees as of March 14, 2016 for which Mr. Mariano has sole voting power.  Restricted stock units issued to employees vest in three annual installments. Until the vesting of any such units and the issuance of shares thereunder, Mr. Mariano will have a proxy to vote, or act by written consent with respect to, such shares until the earliest to occur of (i) the termination of employment of the individual who was granted such restricted stock units, (ii) sale of such shares to a third party, (iii) the date of our change in control and (iv) the date Mr. Mariano ceases to be our Chief Executive Officer.  Mr. Mariano’s address is c/o Patriot National, Inc., 401 East Las Olas Boulevard, Suite 1650, Fort Lauderdale, Florida, 33301.

(2)	Includes 576,239 shares issued by us to In Touch Holdings LLC for which Mr. Shanfelter has voting and investment power in connection with the Global HR Acquisition.

(3)	Mr. Pesch has pledged the investment account holding his shares to BMO Harris Bank N.A. to secure a loan.

(4)	Includes 65,574 shares held by Mr. Del Pizzo’s spouse and 7,044 shares held by Advanta Trust LLC for which Mr. Del Pizzo shares voting and investment power.

(5)	Includes 1,000 shares held by Mr. Halter’s spouse.

(6)

Based on the Schedule 13G filed with the SEC dated February 22, 2016,  Mr. Snow held sole voting power of 1,579,166 shares and sole dispositive power of 1,579,166 shares. Mr. Snow’s address is 940 West Sproul Road, Suite 103, Springfield, PA 19064.

Equity Compensation Plans

The following table provides information as of December 31, 2015, regarding the number of shares of our common stock that may be issued under our equity compensation plan.

	As of December 31, 2015
Securities Authorized for Issuance Under Equity Compensation Plans	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)(2)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (#)
Equity compensation plan approved by stockholders (1)	1,373,639	$14.49	586,462

(1)	Relates only to the Patriot National, Inc. 2014 Omnibus Incentive Plan detailed below.
(2)	Includes 1,204,709 stock options and 168,930 unvested restricted stock units

In connection with our IPO, the Board of Directors and our stockholders adopted the 2014 Omnibus Incentive Plan under which 2,824,968 shares of common stock were reserved. The 2014 Omnibus Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and performance compensation awards to eligible employees, officers, directors, consultants and advisors of the Company. If an award under the 2014 Omnibus Incentive Plan terminates, lapses or is settled without the payment of the full number of shares subject to the award, the undelivered shares may be granted again under the 2014 Omnibus Incentive Plan. As of December 31, 2015, there were no equity compensation plans not approved by stockholders of the Company.

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

Relationship and Transactions with Guarantee Insurance Group and Guarantee Insurance

As of March 14, 2016 Steven M. Mariano, our founder, Chief Executive Officer and Chairman, beneficially owned 53.8% of the outstanding shares of our common stock and substantially all of the outstanding equity of Guarantee Insurance Group. As a result, our transactions with Guarantee Insurance Group and its subsidiaries, including Guarantee Insurance and GUI, are related party transactions. Mr. Mariano received dividends of $3.5 million from Guarantee Insurance Group in 2015.

Service Fees Received from Guarantee Insurance

We provide brokerage and policyholder services and claims administration services to Guarantee Insurance pursuant to the Services Agreements and the Program Administrator Agreement. See “Business—Our Clients.” We have been providing a full range of brokerage and policyholder services to Guarantee Insurance pursuant to the Program Administrator Agreement since August 6, 2014.

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

A portion of the fees that we receive from Guarantee Insurance pursuant to the Services Agreements and the Program Administrator Agreement are for Guarantee Insurance’s account (which we recognize as “fee income from related party”) and a portion of the fees are for the account of reinsurance captive entities to which Guarantee Insurance has ceded a portion of its written risk (which we recognize as “fee income”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal Components of Financial Statements—Revenue.” As a result, a substantial portion of fee income we recognize from non-related parties is nevertheless derived from our relationship with Guarantee Insurance. For the year ended December 31, 2015, we recognized $144.1 million in total fee income and fee income from related party derived from our contracts and relationships with Guarantee Insurance, and our fee income from related party was $86.9 million. Our total fee income and fee income from related party pursuant to contracts with Guarantee Insurance and our fee income from related party constituted 69% and 41%, respectively, of our total fee income and fee income from related party for the year ended December 31, 2015.

Rent, Administrative and Management Fees Paid to Guarantee Insurance Group

For the year ended December 31, 2014, approximately $1.9 million was paid to Guarantee Insurance Group pursuant to an expense reimbursement agreement dated January 1, 2012, as amended and restated from time to time. We reimbursed Guarantee Insurance Group for rent and certain corporate administrative services costs incurred on our behalf for such costs and are reflected as “allocation of marketing, underwriting and policy issuance costs from related party” in our consolidated statements of operations.

In addition, pursuant to a management services agreement with Guarantee Insurance Group dated January 1, 2012, we paid management fees to Guarantee Insurance Group for management oversight, legal, accounting, human resources and technology support services provided to us. For the year ended December 31, 2014, approximately $5.4 million was paid to Guarantee Insurance Group for such services and are reflected as “management fees paid to related party for administrative support services” in our consolidated statements of operations.

Our administrative functions have been separated from Guarantee Insurance, the expense reimbursement and management services agreements have been terminated, and such expenses are being incurred directly by us from August 6, 2014, including through a sublease agreement with Guarantee Insurance Group, as described below.

Equipment Lease

Effective August 6, 2014, in connection with the GUI Acquisition, Guarantee Insurance Group assigned to us its rights, and we assumed its obligations under, the master equipment lease agreement, dated as of December 3, 2013, by and among Fifth Third Bank, as lessor, and Guarantee Insurance Group and Mr. Mariano, as co-lessees, which was incurred in respect of the IE system. As co-

lessee, Mr. Mariano has agreed, among other things, to maintain no less than $5.0 million of liquidity as long as any obligations are outstanding under this agreement. As of December 31, 2015, the aggregate amount of lease financings pursuant to this agreement was $2.2 million.

Financing Transactions

UBS Credit Agreement

On August 6, 2014, in connection with the Patriot Care Management Acquisition, we and certain of our subsidiaries entered into the UBS Credit Agreement, which provided for a five-year term loan facility in an aggregate principal amount of $57.0 million that would mature on August 6, 2019. The loan was secured by the common stock of PCM and guaranteed by Guarantee Insurance Group and its wholly owned subsidiaries. Following our IPO, we prepaid all outstanding borrowings under the UBS Credit Agreement, including accrued interest and applicable prepayment premium.  On January 22, 2015, in connection with our IPO, we repaid all outstanding borrowings under the Agreement.

PennantPark Loan Agreement

On August 6, 2014, in connection with the GUI Acquisition, we and certain of our subsidiaries, as borrowers, and certain of our other subsidiaries and certain affiliated entities, as guarantors, entered into the PennantPark Loan Agreement with the PennantPark Entities, as lenders. Following our IPO, we prepaid all outstanding borrowings under the PennantPark Loan Agreement, including accrued interest and applicable prepayment premium.  On January 22, 2015, in connection with our IPO, we repaid all outstanding borrowings under the Agreement.

GUI Acquisition

On August 6, 2014, we consummated the GUI Acquisition pursuant to which we acquired GUI’s contracts in force and certain other assets, for a total consideration of approximately $55.1 million. The consideration consisted of $30 million in cash, the assumption of certain of GUI’s liabilities, settlement of certain intercompany balances and the retirement of the receivable in the amount of approximately $28.8 million from Guarantee Insurance comprising principal and accrued but unpaid interest under the Surplus Note made to Guarantee Insurance on November 27, 2013 in connection with the Reorganization. See “Business—Our History and Organization” and “Selected Financial Data.”

Patriot Care Management Acquisition

On August 6, 2014, we acquired the Patriot Care Management Business. The Patriot Care Management Business had been previously controlled by Mr. Mariano and was sold to MCMC, a third party, in 2011. A portion of the consideration received by Mr. Mariano and other stockholders in that sale consisted of MCMC preferred equity. As part of the Patriot Care Management Acquisition we issued 3,043,485 of our shares in exchange for MCMC preferred equity to the holders of such preferred equity, including Mr. Mariano, Mr. Del Pizzo and his spouse Arlene Del Pizzo, Mr. Shanfelter, Mr. Ermatinger, Mr. Grandstaff and Mr. Pesch, as consideration for such preferred equity. See “Business —Our History and Organization.”

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

DecisionUR Acquisition

On February 5, 2015, we purchased 98.8% of the membership interests in DecisionUR, LLC for a purchase price of $2.2 million in cash, from Six Points Investment Partners, LLC, a company wholly owned by Mr. Mariano. Accordingly, upon closing, Mr. Mariano received all of the proceeds from the sale of DecisionUR, LLC.

Vikaran Acquisition

On April 17, 2015, we acquired Vikaran Solutions, LLC (“Vikaran”) for a purchase price of $8.5 million in cash. Prior to the acquisition, Mr. Mariano held a non-controlling, 45% interest in Vikaran. Upon closing, Mr. Mariano received proceeds of $3.8 million from the sale of Vikaran to us. In connection with the acquisition of Vikaran we also agreed to purchase all of the outstanding stock of Mehta and Pazol Consulting Services Private Limited (“MPCS”), an Indian company which holds Vikaran’s software development center located in Pune, India, for a purchase price of approximately $1.5 million. We consummated the purchase of 51% of the MPCS stock, and Mr. Mariano received proceeds of $749,850 therefrom.

Global HR Acquisition

On August 21, 2015, we acquired Global HR Research LLC (“Global HR”) for an aggregate purchase price of $42.0 million payable in cash and shares of our common stock. One of our independent directors, Austin J. Shanfelter, indirectly controlled Global HR through his ownership of the majority of the equity interests in In Touch Holdings LLC (“In Touch”) which owned 75.5% of the equity interests of Global HR. Upon closing, Mr. Shanfelter, through In Touch, received aggregate proceeds of approximately $28.2 million from the sale of Global HR to us, comprised of shares of our common stock and cash. In addition, In Touch will forfeit and return a portion of the consideration to us if Global HR does not meet certain targets.

In addition, in connection with the closing of the Global HR Acquisition, we entered into a registration rights agreement with the sellers, including Mr. Shanfelter, pursuant to which we provided the sellers with certain customary “piggyback” registration rights in respect of their shares received as part of the acquisition consideration, subject to cutbacks and other customary provisions.

Stockholders Agreement

In connection with the warrants issued to the PennantPark Entities as part of our reorganization in 2013, we entered into the Stockholders Agreement, which was amended and restated on January 5, 2015 in connection with our IPO. Pursuant to the Stockholders Agreement, Mr. Del Pizzo has certain customary “piggyback” registration rights with respect to 184,483 shares of our common stock that he now holds. All expenses incurred in connection with a “piggyback” registration will be borne by us, excluding underwriters’ discounts and commissions, which will be borne by the selling party. In addition, we will indemnify the registration rights holders against certain liabilities which may arise under the Securities Act in connection with any offering made pursuant to such registration rights.

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

Tax Advisory Services

Del Pizzo & Associates P.C., a tax advisory firm wholly owned by Mr. Del Pizzo, one of our directors, has received payments from us in the amount of approximately $185,100 in the year ended December 31, 2015 for tax advisory services it performed in fiscal year 2015 in respect of entities that are now our subsidiaries. Del Pizzo & Associates P.C. will continue providing similar services for fiscal year 2016.

Loan Arrangements and Receivable from Affiliates

As of December 31, 2015, we had a net receivable from related parties of approximately $0.3 million and $0.2 million due from Mr. Mariano and entities controlled by Mr. Mariano, respectively.

In addition, on December 23, 2015, we and Steven M. Mariano amended the Stock Back-to-Back Agreement, pursuant to which, upon the exercise of the New Warrants, we would purchase a number of shares of our common stock owned by Steven M. Mariano equal to 100% of the shares to be issued in connection with the exercise by the PIPE investors of the New Warrants.See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events.”

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

Director Independence

    See “Item 10. Directors, Executive Officers and Corporate Governance – Board Composition and Independence” above.

Item 14. Principal Accountant Fees and Services

The following table summarizes the aggregate fees for professional services provided by BDO USA, LLP (“BDO”) for the years ended December 31, 2015 and 2014:

	For the Year Ended December 31,
In thousands	2015	2014
Audit Fees (1)	$698	$1,050
Audit-Related Fees	52	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees Billed	$750	$1,050

(1)

Audit Fees include services performed in review of the Company’s books and records, disclosures, and estimates for the periods indicated, and services performed related to the Company’s Initial Public Offering and consents in connection with offerings.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report.

1.	Consolidated Financial Statements: We include this portion of Item 15 under Item 8 of this Annual Report on Form 10-K.
a.	Consolidated Balance Sheets as of December 31, 2015 and 2014.
b.	Consolidated Statement of Operations for the years ended December 31, 2015, 2014 and 2013.
c.	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013.
d.	Consolidated Statement of Stockholder’s Equity (Deficit) for the years ended December 31, 2015, 2014 and 2013.
e.	Notes to Consolidated Financial Statements.
f.	Report of Independent Registered Public Accounting Firm on Financial Statements.
2.	Financial Statement Schedules:
a.	All schedules are omitted as the required information is either not present, not present in material amounts, or presented within the audited financial statements or related notes.
3.	Exhibits:

Exhibit Number	Exhibit Description
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

Exhibit Number	Exhibit Description
2.10

Asset Purchase Agreement dated as of May 8, 2015, by and among Contego Services Group, LLC and Candid

Investigation Services, L.L.C (incorporated by reference to Exhibit 2.10 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2015 (File no. 001-36804))

2.11

Asset Purchase Agreement dated as of May 22, 2015, by and between TriGen Insurance Solutions, Inc. and Brandywine Insurance Advisors, LLC (incorporated by reference to Exhibit 2.11 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2015 (File no. 001-36804))

2.12

Asset Purchase Agreement dated as of June 3, 2015, by and between Patriot Underwriters, Inc. and Infinity Insurance Solutions LLC (incorporated by reference to Exhibit 2.12 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2015 (File no. 001-36804))

2.13

Assignment and Assumption Agreement dated as of June 15, 2015, by and between TriGen Insurance Solutions, Inc. and The Carman Corporation (incorporated by reference to Exhibit 2.13 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2015 (File no. 001-36804))

2.14

Stock Purchase Agreement dated as of June 17, 2015, by and between Patriot Technology Solutions, Inc. and InsureLinx, Inc. (incorporated by reference to Exhibit 2.14 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2015 (File no. 001-36804))

2.15

Stock Purchase Agreement dated as of July 9, 2015, by and between Patriot Risk Services, Inc. and CWIBenefits, Inc. (incorporated by reference to Exhibit 2.15 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2015 (File no. 001-36804))

2.16

Membership Interest Purchase Agreement dated as of July 20, 2015, by and between Patriot National, Inc. and Global HR Research LLC, In Touch Holdings LLC, the members of Global HR Research LLC, and Brandon G. Phillips (incorporated by reference to Exhibit 2.16 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2015 (File no. 001-36804))

2.17

Asset Purchase Agreement dated as of August 14, 2015, by and between TriGen Insurance Solutions, Inc. and Restaurant Coverage Associates, Inc. (incorporated by reference to Exhibit 2.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2015 (File no. 001-36804))

2.18

Asset Purchase Agreement dated as of August 14, 2015, by and between Patriot Risk Services, Inc. and Risk Control Associates, Inc. (incorporated by reference to Exhibit 2.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2015 (File no. 001-36804))

2.19

Amendment No. 1 to the Global HR Membership Interest Purchase Agreement, dated as of August 21, 2015, by and between Patriot National, Inc. and Global HR Research LLC, In Touch Holdings LLC, the members of Global HR Research LLC, and Brandon G. Phillips (incorporated by reference to Exhibit 2.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2015 (File no. 001-36804))

2.20

Facilitation Agreement dated as of October 29, 2015, by and between TriGen Insurance Solutions, Inc. and The Carman Corporation (incorporated by reference to Exhibit 2.7 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2015 (File no. 001-36804))

2.21	Asset Purchase Agreement dated as of January 28, 2016 by and between Patriot Underwriters, Inc. and Mid Atlantic Insurance Services, Inc.

2.22	Amendment No. 2 to TriGen Stock Purchase Agreement dated as of February 1, 2016 by and between Patriot Services, Inc. and TriGen Insurance Solutions, Inc.

2.23

Amendment No. 3 to TriGen Stock Purchase Agreement dated as of March 1, 2016 by and between Patriot Services, Inc. and TriGen Holdings Group, Inc., and certain shareholders of TriGen Holdings Group, Inc.

3.1

Amended and Restated Certificate of Incorporation of Patriot National, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015 (File no. 001-36804))

3.2	Amended and Restated Bylaws of Patriot National, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015 (File no. 001-36804))

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 6, 2015 (File no. 333-200972))

Exhibit Number	Exhibit Description

4.2

Amended and Restated Stockholders Agreement, dated as of January 5, 2015, among Steven M. Mariano, John R. Del Pizzo, as Minority Stockholder, PennantPark Investment Corporation, PennantPark Floating Rate Capital Ltd., PennantPark SBIC II LP, PennantPark Credit Opportunities Fund LP and Patriot National, Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 6, 2015 (File no. 333-200972))

4.3

Registration Rights Agreement, dated as of January 5, 2015, by and between Patriot National, Inc. and Steven M. Mariano (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 6, 2015 (File no. 333-200972))

4.4

Amended and Restated Common Stock Purchase Agreement, dated as of January 5, 2015, between Advantage Capital Community Development Fund, L.L.C., as holder, and Patriot National, Inc. (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 6, 2015 (File no. 333-200972))

4.5

Registration Rights Agreement, dated as of August 21, 2015, among Patriot National, Inc., In Touch Holdings LLC and Brandon G. Phillips (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-1 filed on October 5, 2015 (File no. 333-207267))

4.6	Form of New Warrants (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2015 (File no. 001-36804))

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
10.11*

Executive Employment Agreement, dated as of August 27, 2012, by and between Guarantee Insurance Group, Inc. (f/k/a

Patriot National Insurance Group, Inc.) and Robert Peters, and Assignment and Assumption of Employment Agreement, dated as of December 10, 2014, by and among Guarantee Insurance Group, Inc., Patriot National, Inc. and Robert Peters (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on December 15, 2014 (File no. 333-200972))

10.12*

Executive Employment Agreement, dated as of February 19, 2010, by and between Guarantee Insurance Group, Inc. (f/k/a Patriot Risk Management, Inc.) and Judith L. Haddad, and Assignment and Assumption of Employment Agreement, dated as of December 10, 2014, by and among Guarantee Insurance Group, Inc., Patriot National, Inc. and Judith L. Haddad (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed on December 15, 2014 (File no. 333-200972))

10.13*

Executive Employment Agreement, dated as of June 22, 2011, by and between Guarantee Insurance Group, Inc. (f/k/a Patriot National Insurance Group, Inc.) and Michael Grandstaff, and Assignment and Assumption of Employment Agreement, dated as of December 10, 2014, by and among Guarantee Insurance Group, Inc., Patriot National, Inc. and Michael Grandstaff (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on December 15, 2014 (File no. 333-200972))

10.14*

Executive Employment Agreement, dated as of September 8, 2014, by and between Patriot National, Inc. (f/k/a Old Guard Risk Services, Inc.) and Christopher A. Pesch (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed on December 15, 2014 (File no. 333-200972))

10.15*

Executive Employment Agreement, dated as of January 5, 2015, by and between Patriot National, Inc. and Thomas Shields (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 6, 2015 (File no. 333-200972))

10.16*

Form of Indemnification Agreement by and between Patriot National, Inc. and its directors and officers (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed on December 15, 2014 (File no. 333-200972))

10.17*

Form of Option Grant Notice and Agreement (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 6, 2015 (File no. 333-200972))

10.18*

Form of Restricted Stock Grant Notice and Agreement (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 6, 2015 (File no. 333-200972))

10.19*

Executive Employment Agreement, dated as of December 31, 2014, by and between Patriot National Inc. and Michael McFadden (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 6, 2015 (File no. 333-200972))

10.20*

Executive Employment Agreement, dated as of December 31, 2014, by and between Patriot National, Inc. and Paul V. H. Halter, III (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 6, 2015 (File no. 333-200972))

10.21*

Executive Employment Agreement, dated as of December 31, 2014, by and between Patriot National, Inc. and Timothy J. Ermatinger (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on January 6, 2015 (File no. 333-200972))

10.22

Credit Agreement, dated as of January 22, 2015, by and among Patriot National, Inc., the Lenders party thereto and BMO Harris Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015 (File no. 001-36804))

10.23

First Amendment to the Credit Agreement, dated as of June 15, 2015, by and among Patriot National, Inc., the lenders party thereto and BMO Harris Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2015 (File no. 001-36804))

10.24

Second Amendment to the Credit Agreement, dated as of August 14, 2015, by and among Patriot National, Inc., the lenders party thereto and BMO Harris Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2015 (File no. 001-36804))

10.25

Third Amendment to the Credit Agreement, dated as of December 23, 2015, by and among Patriot National, Inc., the lenders party thereto and BMO Harris Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2016 (File no. 333-209010))

Exhibit Number	Exhibit Description

10.26*

Patriot National, Inc. Acquisition Incentive Plan Under the Patriot National, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2015 (File no. 001-36804))

10.27

Securities Purchase Agreement, dated as of December 13, 2015, among Patriot National, Inc., Steven M. Mariano and the buyers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2015 (File no. 001-36804))

10.28	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 15, 2015 (File no. 001-36804))

10.29

Stock Back-to-Back Agreement, dated as of December 13, 2015, between Patriot National, Inc. and Steven M. Mariano (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 14, 2015 (File no. 001-36804))

10.30

Rescission and Exchange Agreement, dated as of December 23, 2015, among Patriot National, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2015 (File no. 001-36804))

10.31

Amended and Restated Stock Back-to-Back Agreement, dated as of December 23, 2015, between Patriot National, Inc. and Steven M. Mariano (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 23, 2015 (File no. 001-36804))

10.32	Form of Voting Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 23, 2015 (File no. 001-36804))

10.33	Fourth Amendment to the Credit Agreement, dated as of March 3, 2016, by and among Patriot National, Inc., the lenders party thereto and BMO Harris Bank N.A., as administrative agent.

21.1	List of Subsidiaries

23.1	Consent of BDO USA, LLP

24.1	Power of Attorney (included on the signature pages to this report)

31.1	Certificate of Steven M. Mariano, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Thomas Shields, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

PATRIOT NATIONAL, INC.

Date: March 18, 2016	By:	/s/ Christopher A. Pesch
	Name:	Christopher A. Pesch
	Title:	Executive Vice President, General Counsel, Chief Legal Officer and Secretary

Power of Attorney

The undersigned directors and officers of the registrant hereby constitute and appoint Christopher A. Pesch, and each of them, any of whom may act without joinder of the other, the individual’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the person and in his or her name, place and stead, in any and all capacities, to sign this report and any or all amendments to this report, and all other documents in connection therewith to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact as agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the18th day of March, 2016.

Signature	Title

/s/ Steven M. Mariano	Chairman, President and Chief Executive Officer
Steven M. Mariano	(principal executive officer)

/s/ Thomas Shields	Executive Vice President, Chief Financial Officer and Treasurer
Thomas Shields	(principal financial officer and principal accounting officer)

/s/ John R. Del Pizzo	Director
John R. Del Pizzo

/s/ Austin J. Shanfelter	Director
Austin J. Shanfelter

/s/ Quentin P. Smith	Director
Quentin P. Smith

/s/ Charles H. Walsh	Director
Charles H. Walsh

/s/ Michael J. Corey	Director
Michael J. Corey