Form 10-Q
period 2016-03-31
Patriot National, Inc.
filed 2016-05-13
CIK 1619917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the registrant’s common stock outstanding on May 13, 2016 was 26,831,182.

PATRIOT NATIONAL, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PATRIOT NATIONAL, INC.

Consolidated Balance Sheets

(In thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash	$11,774	$8,372
Equity and fixed income security investments	—	3,173
Total cash and investments	11,774	11,545
Restricted cash	19,786	16,055
Fee income receivable	9,877	8,159
Fee income receivable from related party	20,618	27,036
Net receivable from related parties	414	499
Other current assets	2,761	2,046
Total current assets	65,230	65,340
Fixed assets, net	5,224	5,092
Goodwill	122,465	118,141
Intangible assets	82,374	75,681
Forward purchase asset	48,826	28,120
Advance on facilitation agreement	2,000	2,000
Other long term assets	11,329	11,428
Total Assets	$337,448	$305,802
Liabilities and Equity
Liabilities
Deferred claims administration services income	$9,608	$10,639
Net advanced claims reimbursements	3,014	1,835
Income taxes payable	2,323	2,996
Current earn-out payable	8,082	10,556
Accounts payable, accrued expenses and other liabilities	36,961	32,809
Deferred purchase consideration	1,672	6,128
Revolver borrowings outstanding	29,932	18,032
Current portion of notes payable	5,500	5,500
Current portion of capital lease obligation	1,632	2,232
Total current liabilities	98,724	90,727
Earn-out payable	6,837	1,827
Notes payable, net of deferred loan fees	97,370	98,648
Warrant redemption liability	48,826	28,120
Total Liabilities	251,757	219,322
Equity
Preferred stock, $.001 par value; 100,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $.001 par value; 1,000,000 shares authorized, 28,207 issued and 27,215 outstanding as of March 31, 2016 and 28,105 issued and outstanding as of December 31, 2015	21	21
Treasury stock	(5,651)	—
Additional paid in capital	121,423	119,999
Accumulated deficit	(29,904)	(33,305)
Total Patriot National, Inc. Stockholders' Equity	85,889	86,715
Less Non-controlling interest	(198)	(235)
Total Equity	85,691	86,480
Total Liabilities and Equity	$337,448	$305,802

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Fee income	$40,417	$18,369
Fee income from related party	24,450	24,623
Total fee income and fee income from related party	64,867	42,992
Net investment income	35	1
Net realized losses on investments	(295)	—
Total Revenues	64,607	42,993
Expenses
Salaries and related expenses	23,640	14,468
Commission expense	13,136	8,889
Outsourced services	3,570	2,462
Other operating expenses	9,797	6,331
Acquisition costs	614	604
Interest expense	1,412	1,258
Depreciation and amortization	4,717	2,303
Stock compensation expense	1,424	2,535
Decrease in fair value of warrant redemption liability	—	(1,385)
Costs related to extinguishment of debt (1)	—	13,681
Total Expenses	58,310	51,146
Net Income (Loss) before income tax expense	6,297	(8,153)
Income tax expense (benefit)	2,859	(3,352)
Net Income (Loss) Including Non-Controlling Interest in Subsidiary	3,438	(4,801)
Net Income attributable to non-controlling interest in subsidiary	37	15
Net Income (Loss)	$3,401	$(4,816)
Earnings Per Common Share
Basic	$0.12	$(0.19)
Diluted	0.12	(0.19)
Weighted Average Common Shares Outstanding
Basic	27,407	25,163
Diluted	28,037	25,163

(1)	Costs related to extinguishment of debt include $4.3 million of early payment penalties and $9.3 million associated with the write-off of related deferred financing fees and original issue discounts.

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net Income (Loss)	$3,438	$(4,801)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	4,717	2,303
Amortization of loan costs in interest expense	152	85
Decrease in fair value of warrant redemption liability	—	(1,385)
Stock compensation expense	1,424	2,535
Write-off of deferred financing and original issue discounts	—	9,342
Net realized losses (gains) on investments	295	—
Provision for uncollectible fee income	146	150
Changes in certain assets and liabilities:
Decrease (increase) in:
Fee income receivable	(383)	(521)
Fee income receivable from related party	6,418	(1,752)
Other current assets	(721)	(592)
Increase (decrease) in:
Net payable to related parties	85	1,747
Deferred claims administration services income	(1,031)	(210)
Net advanced claims reimbursements	1,179	625
Income taxes payable	(673)	(14,948)
Accounts payable and accrued expenses	3,608	8,359
Net Cash Provided by Operating Activities	18,654	937
Investment Activities:
Net increase in restricted cash	(3,731)	(4,854)
Purchase of equity securities	(300)	—
Proceeds from sale of equity securities	3,178	—
Purchase of fixed assets and other long-term assets	(1,224)	(1,429)
Acquisitions, net of $28 and $73 cash acquired in 2016 and 2015, respectively	(7,873)	(6,681)
Net Cash Used in Investment Activities	(9,950)	(12,964)
Financing Activities:
Proceeds from initial public offering, net	—	98,275
Proceeds from senior secured term loans, net of fees	—	38,891
Repayment of senior secured term loans	(1,375)	—
Payment of loan fees	(49)	—
Payment of costs for initial public offering	—	(2,479)
Revolver facility borrowings	11,900	4,750
Payment of acquisition earn-outs	(9,527)	—
Repurchase of common stock	(5,651)	—
Repayment of note payable	—	(119,573)
Repayment of capital lease obligation	(600)	(783)
Net Cash (Used in) Provided by Financing Activities	(5,302)	19,081
Increase in cash	3,402	7,054
Cash, beginning of period	8,372	4,251
Cash, end of period	$11,774	$11,305
Supplemental Cash Flow Data
Interest Paid	$1,235	$1,155
Income Taxes Paid	$3,532	$11,596

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Patriot National, Inc. Stockholders' Equity
	Common Stock		Treasury	Additional Paid In	Accumulated	Non-Controlling	Total Equity
	Shares	Amount	Stock	Capital	Deficit	Interest	(Deficit)
Balance, January 1, 2016	28,105	$21	$—	$119,999	$(33,305)	$(235)	$86,480
Repurchase of common stock	(992)	—	(5,651)	—	—	—	(5,651)
Non-cash stock compensation	—	—	—	1,424	—	—	1,424
Restricted stock awards issued, net of forfeitures	102	—	—	—	—	—	—
Balance before Net Income	27,215	21	(5,651)	121,423	(33,305)	(235)	82,253
Net Income	—	—	—	—	3,401	37	3,438
Balance, March 31, 2016	27,215	$21	$(5,651)	$121,423	$(29,904)	$(198)	$85,691

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Description of Business

Patriot National, Inc. (“Patriot National” or the “Company”) is an independent national provider of comprehensive technology-enabled outsourcing solutions that help insurance carriers, employers and other clients mitigate risk, comply with complex regulations, and save time and money. We offer end-to-end insurance related and specialty services that allow our clients to improve efficiencies and reduce expenses through our value-added processes. The core of our value proposition includes the benefit of a “one-stop” solution with our broad array of offered services, scalable state-of-the-art technology, and support for complex business and regulatory processes.

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

Patriot National is headquartered in Ft. Lauderdale, Florida.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. Included for comparative purposes are our consolidated financial statements for the three month period ended March 31, 2015.

The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2015 and include all normal recurring adjustments necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. In the preparation of our unaudited consolidated financial statements as of March 31, 2016, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition or disclosure therein.

For the Company’s two consolidated subsidiaries, Contego Services Group, LLC (“Contego Services Group”) that is 97% owned, and DecisionUR, LLC (“DecisionUR”) that is 98.8% owned, the third party equity interests are referred to as non-controlling interests. The portion of the third party members’ equity (deficit) of Contego Services Group and DecisionUR are presented as non-controlling interests in the accompanying consolidated balance sheets as of March 30, 2016 and consolidated balance sheet as of December 31, 2015. The Company discloses the following three measures of net income (loss): (i) net income (loss), including non-controlling interest in subsidiary, (ii) net income (loss) attributable to non-controlling interest in subsidiary, and (iii) net income (loss).

2.	Effect of Recently Issued Financial Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting”, an update to Accounting Standard Codification (“ASC”) Topic 718, Compensation – Stock Compensation. This new accounting guidance requires that all companies recognize the income tax effects of awards in the income statement when the awards vest or are settled, rather than maintaining an additional paid-in capital (APIC) pool and recognizing the tax benefits in excess of compensation costs through equity. As it relates to forfeitures, the guidance allows for companies to choose whether to continue to estimate forfeitures or account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the new guidance may be applied either retrospectively or on a prospective basis. The Company is currently reviewing the guidance, and the impact from its adoption on our consolidated financial statements cannot be determined at this time.

In February 2016, the FASB issued ASU 2016-02, intended to improve financial reporting about leasing transactions. ASU 2016-02 affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. ASU 2016-02 will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.

ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other organizations, ASU 2016-02 will take effect for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all organizations. The company is currently reviewing the impact that implementing this guidance will have.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for us beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. We adopted the new guidance in 2016, which did not have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”, an update to ASC Topic 805, Business Combinations.  This update requires that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjusting amounts are determined. The amendment requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued.  We adopted the new guidance in 2016, which did not have a material impact on our consolidated financial statements.

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

Effective January 28, 2016, the Company acquired substantially all of the assets of Mid Atlantic Insurance Services, Inc. for approximately $15.7 million.

The total purchase price was comprised of the following consideration (in thousands):

Name and Effective Date of Acquisition (In thousands):	Cash Paid	Stock Issued	Accrued Liability	Recorded Earnout Payable	Maximum Potential Earnout Payable	Total Recorded Purchase Price
Mid Atlantic Insurance Services, Inc (January 28, 2016)	$7,901	$—	$926	$7,750	$8,500	$15,651

The “maximum potential earnout payable” disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the terms of the purchase agreement for the applicable acquisition. The “recorded earnout payable” disclosed in the foregoing table are primarily based upon the estimated future operating results of the acquired entities over a five-year period subsequent to the acquisition date.  The recorded earnout payables are measured at fair value as of the acquisition date and are included on that basis in the total recorded purchase price in the foregoing table. We will record subsequent changes in the fair value of these estimated earnout obligations in our statement of operations when incurred.

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

The aggregate amount of maximum earnout obligations related to acquisitions  as of March 31, 2016 was $17.5 million, of which $14.9 million was recorded in our consolidated balance sheet as of March 31, 2016, based on the aggregate estimated fair value of the expected future payments to be made. In addition, the aggregate amount of deferred purchase consideration recorded on our balance sheet as of March 31, 2016 was $1.7 million.

The preliminary estimated fair value of the net assets of MidAtlantic Insurance Services, inc. acquired at the date of acquisition is as follows:

In thousands	Total
Assets Acquired:
Cash	$28
Accounts receivable	1,481
Fixed assets	50
Goodwill	4,893
Intangible assets:
Customer & carrier relationships	9,205
Non-compete agreements	120
Trade name portfolio	800
Total intangible assets	10,125
Total assets acquired	16,577
Liabilities assumed	926
Total net assets acquired	$15,651

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

Provisional estimates of fair value and the allocation of the purchase price are established at the time of each acquisition and are subsequently reviewed within the first year of operations, the measurement period, following the acquisition date to determine the necessity for adjustments. The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. These discount rates generally ranged from 17% to 30% for our  acquisitions through March 31, 2016. The fair value of non-compete agreements was established using estimated financial projections for the acquired company based on market participant assumptions and various non-compete scenarios.

Customer and carrier relationships, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (ten years for customer and carrier relationships, one to two years for non-compete agreements and five to seven years for trade names), while goodwill is not subject to amortization. We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value is less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist, and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of impairment reviews during the three-month periods ended March 31, 2016 and 2015, no impairments were required.

Our consolidated financial statements for the three months ended March 31, 2016 include the operations of Mid Atlantic, the acquired entity, from its respective acquisition date, totaling $1.0 million of revenues and $0.1 million of net loss.

The following is a summary of the unaudited pro forma historical results, as if this entity and the entities acquired in 2015 had been acquired at January 1, 2015 (in thousands, except per share data):

	Three Months Ended March 31,
In thousands (except per share data)	2016	2015
Total revenues	65,142	58,752
Net (loss) income	3,403	(4,216)
Basic net (loss) income per share	$0.12	$(0.17)
Diluted net (loss) income per share	$0.12	$(0.17)

This unaudited supplemental pro forma financial information includes the results of operations of acquired businesses presented as if they had been combined as of January 1, 2015. The unaudited supplemental pro forma financial information has been provided for illustrative purposes only. The unaudited supplemental pro forma financial information does not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented, or of the results that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following unaudited supplemental pro forma financial information because of future events and transactions, as well as other factors, many of which are beyond the Company’s control.

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

As of December 31, 2015 the fair value of our investments was $3.2 million. There were no investments held as of March 31, 2016.

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

As of March 31, 2016 and December 31, 2015, our major classes of fixed assets consisted of the following:

In thousands	March 31, 2016	December 31, 2015
	(Unaudited)
Fixed Assets
Computer equipment, software and furniture and fixtures	$8,634	$8,124
Building	1,428	1,428
Leasehold improvements	3,786	3,733
Total fixed assets	13,848	13,285
Less accumulated depreciation and amortization	(8,624)	(8,193)
Fixed assets, net of accumulated depreciation and amortization	$5,224	$5,092

Other Long Term Assets

Other long term assets, which are solely comprised of capitalized policy and claims administration system development costs, are also stated at cost, net of accumulated depreciation. Expenditures for capitalized policy and claims administration system development costs are capitalized and depreciated on a straight line basis over a five-year estimated useful life.

As of March 31, 2016 and December 31, 2015, other long term assets consisted of the following:

In thousands	March 31, 2016	December 31, 2015
	(Unaudited)
Other long term assets
Capitalized policy and claims administration system development costs	$18,445	$17,712
Less accumulated depreciation	(7,116)	(6,284)
Other long term assets, net of accumulated depreciation	$11,329	$11,428

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

Goodwill

Goodwill represents the excess of consideration paid over the fair value of net assets acquired. Goodwill is not amortized but is tested at least annually for impairment (or more frequently if certain indicators are present or management otherwise believes it is appropriate to do so). In the event that management determines that the value of goodwill has become impaired, we will record a charge for the amount of impairment during the fiscal quarter in which the determination is made. We determined that there was no impairment as of March 31, 2016.

The Company acquired $4.9 million of goodwill during the three-month period ended March 31, 2016 as a result of the  acquisition discussed in Note 3, Business Combinations. Changes in goodwill are summarized as follows:

In thousands
Balance as of December 31, 2015	$118,141
Goodwill acquired	4,893
Acquisition adjustments	(569)
Balance as of March 31, 2016	$122,465

Intangible Assets

Intangible assets that have finite lives are amortized over their useful lives. The company acquired $10.1 million of intangible assets during the three-month period ended March 31, 2016 as a result of the acquisition discussed in Note 3, Business Combinations. The intangible assets, their original fair values, and their net book values are detailed below as of the dates presented:

	March 31, 2016			December 31, 2015
In thousands	Gross Asset	Accumulated Amortization	Net Asset	Gross Asset	Accumulated Amortization	Net Asset
	(Unaudited)
Intangible Assets
Service contracts	$35,120	$(7,303)	$27,817	$35,120	$(6,204)	$28,916
Customer and carrier relationships	40,243	(2,887)	37,356	31,039	(1,947)	29,092
Non-compete agreements	4,859	(2,108)	2,751	4,739	(1,505)	3,234
Developed technology	13,268	(2,308)	10,960	13,268	(1,647)	11,621
Trade names	3,829	(339)	3,490	3,029	(211)	2,818
Total	$97,319	$(14,945)	$82,374	$87,195	$(11,514)	$75,681

The table below reflects the estimated amortization expense for the Company’s intangible assets for each of the next five years and thereafter:

In thousands	March 31, 2016
Amortization expense	(Unaudited)
2016 (remaining nine months)	$10,547
2017	12,554
2018	11,629
2019	11,629
2020	9,985
Thereafter	26,030
Total	$82,374

7.	Notes Payable and Lines of Credit

As of March 31, 2016 and December 31, 2015, notes payable were comprised of the following:

In thousands	March 31, 2016	December 31, 2015
	(Unaudited)
BMO Senior Secured Term Loans	$105,125	$106,500
Less current portion of notes payable	(5,500)	(5,500)
Less deferred loan fees	(2,255)	(2,352)
Notes Payable	$97,370	$98,648

Senior Secured Credit Facility

On January 22, 2015, we entered into a Credit Agreement with BMO Harris Bank N.A., as administrative agent (the “Administrative Agent”), and the other lenders party thereto, which provides for a $40.0 million revolving credit facility and a $40.0 million term loan facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility has a maturity of five years, and borrowings thereunder bear interest, at our option, at LIBOR plus a margin ranging from 250 basis points to 325 basis points or at base rate plus a margin ranging from 150 basis points to 225 basis points. Margins on all loans and fees will be increased by 2% per annum during the existence of an event of default. The revolving credit facility includes borrowing capacity available for letters of credit and borrowings on same-day notice, referred to as swing line loans. At any time prior to maturity, we have the right to increase the size of the revolving credit facility or the term loan facility by an aggregate amount of up to $20.0 million, but in minimum increments of $5.0 million. As of June 30, 2015, we increased the term loan facility by $20.0 million through two $10.0 million incremental term loans.  Additionally, on August 14, 2015, we entered into a second amendment to our Senior Secured Credit Facility (the “Second Amendment”) which provides for an additional $50.0 million of term loans plus the ability to increase the term loan by an additional $50.0 million under certain conditions.  The Second Amendment also added a requirement that until we deliver a certificate certifying that (a) our total leverage ratio is equal to or less than 2.25 to 1.00 and (b) our Adjusted EBITDA for the twelve-months then ended is at least $70.0 million, the outstanding revolving loans (plus any swing line loans and the aggregate stated amount of all letters of credit) shall not exceed $30.0 million.  On December 23, 2015 we entered into a third amendment, which permits Patriot to exercise the provisions of the Rescission and Exchange Agreement for the private placement of company stock and warrants, and related Back-to-Back Agreement with the selling shareholder, as described in Note 12, Related Party Transactions. On March 3, 2016, we entered into a fourth amendment, which permits Patriot to repurchase shares of its outstanding common stock pursuant to certain volume and timing limitations. All other material terms and conditions in the Senior Secured Credit Facility were unchanged by the amendments.

As of March 31, 2016, the outstanding balance under our Senior Secured Credit Facility was $135.0 million (comprised of $105.1 million outstanding under the term loan facility and $29.9 million outstanding under the revolving credit facility). Accordingly, we had $10.1 million available to borrow under the revolving credit facility.

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

The Senior Secured Credit Facility contains certain covenants that, among other things and subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to engage in certain business and financing activities and that require us to maintain certain financial covenants, including requirements to maintain (i) a maximum total leverage ratio of total outstanding debt to adjusted EBITDA for the most recently-ended four fiscal quarters of no more than 300% and (ii) a minimum fixed charge coverage ratio of adjusted EBITDA to the sum of cash interest expense plus income tax expense (or less any income tax benefits) plus capital expenditures, plus dividends, share repurchases and other restricted payments, plus regularly scheduled principal payments of debt for the same period of a least 150% for the most recently ended four quarters. The Senior Secured Credit Facility allows us to pay dividends in an amount up to 50% of our net income if certain other financial conditions are met.

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

As of March 31, 2016, we were in compliance with the financial and other restrictive covenants under our outstanding material debt obligations, including our Senior Secured Credit Facility.

8.	Capital Lease Obligations

Equipment subject to capital lease is comprised of capitalized policy and claims administration software development costs and related computer equipment. Monthly payments on the capital lease, which expires on December 3, 2016, were approximately $0.2 million as of March 31, 2016. Payments may be adjusted in connection with a change in the interest rate swap rate quoted in the Bloomberg Swap Rate Report. The Company’s obligations for future payments on the capital lease as of March 31, 2016, based on the interest rate swap rate in effect on that date, are as follows:

In thousands	Principal	Interest	Total
2016	1,632	30	1,662

9.	Earnings Per Share

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

The components of basic and diluted EPS are as follows:

	Three Months Ended March 31,
In thousands (except earnings per share)	2016	2015
Basic net earnings (loss) per share
Net income (loss) available to common shareholders	$3,401	$(4,816)
Weighted average number of common shares outstanding	27,407	25,163
Basic net earnings (loss) per share	$0.12	$(0.19)
Diluted net earnings (loss) per share
Net income (loss) available to common shareholders	$3,401	$(4,816)
Adjustments to net income (loss) applicable to dilutive shares	—	—
Net earnings (loss) attributable to diluted shares	$3,401	$(4,816)
Weighted average number of common shares outstanding	27,407	25,163
Dilutive effect of warrants, options, and restricted shares using the treasury stock method	630	—
Weighted average number of common and common equivalent shares outstanding	28,037	25,163
Diluted net earnings (loss) per share	$0.12	$(0.19)

For the three months ended March 31, 2016 there were 1.2 million weighted average stock options and 0.2 million weighted average restricted shares that were not dilutive. Additionally, there was no impact from the Series B warrants to basic or diluted earnings per share for the three months ended March 31, 2016. Effective on April 7, 2016 the Series B warrants were fixed at 4.9 million shares. The Series B warrants will be included in the computation of both basic and diluted earnings per share from April 7, 2016 until the warrant shares are settled in accordance with ASC 260. The Series A warrant shares are included in diluted earnings per share using the treasury stock method for the three months ended March 31, 2016.

Due to the net loss of $4.8 million reported for the three months ended March 31, 2015, weighted average outstanding detachable common stock warrants representing 229,267 shares of common stock and restricted shares representing 46,372 shares of common stock were not dilutive.  As a result, basic and diluted earnings per share both reflect a net loss of $0.19 per share for the three months then ended.

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

Stock Options

In the three months ended March 31, 2016, we issued stock options as incentive compensation for officers and certain key employees. The exercise price of each stock option is the closing market price of our common stock on the date of grant. The options will vest in three equal annual installments on the first, second and third anniversaries of grant and expire 10 years after the grant date. The fair values of these stock options were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended March 31,
In thousands	2016	2015
Expected dividend yield	0%	0%
Risk-free interest rate (1)	0.49%	0.49%
Expected volatility (2)	33.02%	33.02%
Expected life in years (3)	3.0	3.0

(1)	The risk-free interest rate for the periods within the contractual term of the options is based on the U.S. Treasury yield curve in effect at the time of the grant.
(2)	The expected volatility is a measure of the amount by which a stock price has fluctuated or is expected to fluctuate based primarily on our and our peers' historical data.
(3)	The expected life is the period of time, on average, that participants are expected to hold their options before exercise based primarily on our historical data.

For the three months ended March 31, 2016, we awarded 68,533 options and 96,405 were forfeited, leaving 1,176,837 outstanding.  At March 31, 2016 the intrinsic value of these options was $0 . Option activity for the three months ended March 31, 2016 was as follows:

In thousands, except weighted-average price and remaining contractual term	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	1,205	$14.41	9.2	$—
Options granted	68	$6.45	9.8	$—
Options exercised	—	$—
Options cancelled or forfeited	(97)	$14.37
Options outstanding at March 31, 2016	1,176	$13.92	8.9	$—
Options expected to vest at March 31, 2016	839	$14.00	8.9	$—
Options exercisable at March 31, 2016	337	$13.71	8.8	$—

For the three months ended March 31, 2016, we recognized $0.3 million of stock compensation expense associated with these options, and there was $1.6 million of total unrecognized stock compensation cost related to unvested stock options that is expected to be recognized over a period of approximately 2.4 years.

Restricted Stock Awards

In the three months ended March 31, 2016, we issued 101,352 restricted shares as incentive compensation for officers, directors, and certain key employees, 32,707 restricted shares were forfeited and 64,415 were settled leaving 558,445 remaining restricted shares outstanding as of March 31, 2016. The fair value of outstanding restricted shares at  March 31, 2016 was $4.3 million. Grants of restricted shares for the three months ended March 31, 2016 were as follows:

In thousands, except weighted-average fair value price	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted shares outstanding at December 31, 2015	554	$14.63
Restricted shares granted	101	$6.16
Restricted shares vested	(64)	$14.00
Restricted shares forfeited	(33)	$14.47
Unvested restricted shares outstanding as of March 31, 2016	558	$12.98

As of March 31, 2016, we recognized $0.9 million of stock compensation expense associated with these restricted shares, and there was $3.2 million of total unrecognized stock compensation cost related to unvested restricted stock to be recognized over a period of approximately 2.4 years.

Restricted Stock Units

During the three months ended March 31, 2016, we issued 9,240 restricted stock units, 12,108  were forfeited, 34,206 vested, resulting in 131,856 restricted stock units outstanding as of March 31, 2016. The fair value of these awards at March 31, 2016 was $1.0 million.  During the three months ended March 31, 2016, we recognized $0.2 million of stock compensation expense associated with these restricted stock units. Unrecognized stock compensation expense associated with RSUs is $1.0 million and will be recognized over the remaining contractual lives of these awards, approximately 2.1 years.

In thousands, except weighted-average fair value price	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted stock units outstanding at December 31, 2015	169	$15.03
Restricted stock units granted	9	$5.86
Restricted stock units vested	(34)	$14.17
Restricted stock units forfeited	(12)	$15.12
Unvested restricted stock units outstanding as of March 31, 2016	132	$14.60

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

The Company’s equity and fixed income security investments and forward purchase assets for which carrying values were equal to fair values, classified by level within the fair value hierarchy, were as follows as of March 31, 2016:

	Fair Value Measurement, Using
March 31, 2016 (in thousands)	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common and preferred stocks	$—	$—	$—	$—
Corporate notes and bonds	—	—	—	—
Forward purchase asset	—	—	48,826	48,826
Total	$—	$—	$48,826	$48,826

	Fair Value Measurement, Using
December 31, 2015 (in thousands)	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common and preferred stocks	$384	$—	$—	$384
Corporate notes and bonds	2,789	—	—	2,789
Forward purchase asset	—	—	28,120	28,120
Total	$3,173	$—	$28,120	$31,293

The following is a reconciliation of the fair value of the Company’s financial assets that were measured using significant unobservable (Level 3) inputs:

Three Months Ended March 31, 2016 (in thousands)	Forward Purchase Asset	Total
Fair value, January 1, 2016	$28,120	$28,120
Increase in fair value of forward purchase asset	20,706	20,706
Fair Value, March 31, 2016	$48,826	$48,826

The Company’s notes payable, capital lease obligation, earnout obligations of acquisitions and warrant redemption liability, for which carrying values were equal to fair values, classified by level within the fair value hierarchy, were as follows as of March 31, 2016 and December 31, 2015:

	Fair Value Measurement, Using
March 31, 2016 (in thousands)	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Earnout payable on acquisitions	$—	$—	$14,919	$14,919
Deferred purchase consideration	—	—	1,672	1,672
Warrant redemption liability	—	—	48,826	48,826
Total	$—	$—	$65,417	$65,417

	Fair Value Measurement, Using
December 31, 2015 (in thousands)	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Earnout payable on acquisitions	$—	$—	$12,383	$12,383
Deferred purchase consideration	—	—	6,128	6,128
Warrant redemption liability	—	—	28,120	28,120
Total	$—	$—	$46,631	$46,631

The following is a reconciliation of the fair value of the Company’s financial liabilities that were measured using significant unobservable (Level 3) inputs:

Three Months Ended March 31, 2016 (in thousands)	Earnout Payable	Deferred Purchase Consideration	Warrant Redemption Liability	Total
Fair value, January 1, 2016	$12,383	$6,128	$28,120	$46,631
Record present value earnout payable on acquisitions	7,750	—	—	7,750
Earnout payments made	(5,214)	—	—	(5,214)
Deferred purchase payments made	—	(4,350)	—	(4,350)
Acquisition adjustment to purchase price	—	(150)	—	(150)
Amortize present value discount on deferred purchase consideration	—	44	—	44
Increase in fair value of warrant redemption liability	—	—	20,706	20,706
Fair Value, March 31, 2016	$14,919	$1,672	$48,826	$65,417

12. Related Party Transactions

Relationship and Transactions with Guarantee Insurance Group and Guarantee Insurance

As of May 11, 2016 Steven M. Mariano, our founder, Chief Executive Officer and Chairman, beneficially owned 54.5% of the outstanding shares of our common stock and substantially all of the outstanding equity of Guarantee Insurance Group. As a result, our transactions with Guarantee Insurance Group and its subsidiaries, including Guarantee Insurance and GUI, are related party transactions.

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

A portion of the fees that we receive from Guarantee Insurance pursuant to the Services Agreements and the Program Administrator Agreement are for Guarantee Insurance’s account (which we recognize as “fee income from related party”) and a portion of the fees are for the account of reinsurance captive entities to which Guarantee Insurance has ceded a portion of its written risk (which we recognize as “fee income”). See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Principal Components of Financial Statements—Revenue.” As a result, a substantial portion of fee income we recognize from non-related parties is nevertheless derived from our relationship with Guarantee Insurance. For the three months ended March 31, 2016, we recognized $40.0 million in total fee income and fee income from related party derived from our contracts and relationships with Guarantee Insurance, and our fee income from related party was $24.5 million. Our total fee income and fee income from related party pursuant to contracts with Guarantee Insurance and our fee income from related party constituted 62% and 38%, respectively, of our total fee income and fee income from related party for the three months ended March 31, 2016.

Our prices by customer for our brokerage and policyholder services and claims administration services were unchanged for the three months ended March 31, 2016 and 2015, and, accordingly, the net increase in fee income was solely related to changes in the volume of business we managed.

Because fee income from related party for claims administration services is based on the net portion of claims expense retained by Guarantee Insurance, as described in Note 13, Concentration, the Company’s revenues attributable to contracts with Guarantee Insurance do not necessarily represent fee income from related party.

Fee income from related party for the three months ended March 31, 2016 and 2015 was $24.5 million and $24.6 million, respectively.

Fee income receivable from related party was $20.6 million as of March 31, 2016 and $27.0 million as of December 31, 2015.

During the three months ended March 31, 2016, Patriot completed and amended agreements between its operating subsidiaries and Guarantee Insurance Company in the normal course of business.  These include an agreement and subsequent amendments to the agreement effective January 1, 2016 between Guarantee and Patriot Underwriters regarding rates for agent commission expense. Additionally, Patriot National, Inc. executed an agreement on January 15, 2016 with Guarantee Insurance Group for legal advisory services, for which Patriot received fees of $0.8 million.

Loan Arrangements and Receivable from Affiliates

As of March 31, 2016, we had a net receivable from related parties of $0.4 million due from entities controlled by Mr. Mariano, our founder, Chairman, President and Chief Executive Officer. As of December 31, 2015, we had a net receivable from related parties amount of approximately $0.5 million due from entities controlled by Mr. Mariano.

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

For the three months ended March 31, 2016, approximately 62% of total combined fee income and fee income from related party was attributable to contracts with Guarantee Insurance, the Company’s largest customer and a related party, and approximately 5% was attributable to contracts with the Company’s second largest customer. For the three months ended March 31, 2015, approximately 83% of total combined fee income and fee income from related revenues was attributable to contracts with Guarantee Insurance, and approximately 10% were attributable to contracts with the Company’s second largest customer.

As of March 31, 2016, approximately 68% of combined fee income receivable and fee income receivable from related party was attributable to contracts with Guarantee Insurance and approximately 2% of combined fee income receivable and fee income receivable from related party were attributable to contracts with the Company’s second largest customer. As of December 31, 2015, approximately 77% of combined fee income receivable and fee income receivable from related party was attributable to contracts with Guarantee Insurance and approximately 3% of combined fee income receivable and fee income receivable from related party was attributable to contracts with the Company’s second largest customer.

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

The estimated fair value of the redeemable warrants is reflected as warrant redemption liability in the accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015, and the change in the liability is reflected as an increase (decrease) in fair value of warrant redemption liability in the accompanying consolidated statements of operations. In estimating the value of the redeemable warrants and common stock, giving consideration to all valuation approaches and methods in its analysis and ultimately relying on a variety of established appraisal methods and techniques, applying a Monte Carlo simulation of estimated value, the guideline public company method in combination with the discounted future returns method and, as appropriate, the option pricing model using Black Scholes. Various valuation indications are weighted using the Probability-Weighted Expected Return Method (PWERM) in accordance with the AICPA’s Accounting and Valuation Guide: Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

As of March 31, 2016, the estimated fair value of Series A and Series B warrant redemption liabilities was $48.8 million. We estimated the fair value of New Series A Warrants as of March 31, 2016. The payoff structure of New Series A Warrants can be replicated by purchasing (i) 0.15 units of Common Stock and (ii) 0.85 units of call option on Common Stock at an adjusted strike price (dollar strike price divided by 85%). The value of call option was estimated using Black Scholes. The estimated fair value of the New Series B Warrants was determined as the closing share price at March 31, 2016 less the exercise price of $0.01.

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

On December 23, 2015 we entered into several rescission and exchange agreements (collectively, the “Exchange Agreement”) with Steven M. Mariano and the PIPE investors pursuant to which (i) we and the PIPE investors rescinded the sale and purchase of 666,666 shares of our common stock and prepaid warrants for 1,000,000 shares of our common stock and (ii) we exchanged the Old Series A Warrant for new warrants to purchase up to an aggregate of 3,250,000 shares of our common stock (the “New Series A Warrants”), and the Old Series B Warrant for new prepaid warrants to purchase a number of shares that the holder could purchase at a price equal to 90% of the lowest 10-day volume-weighted average stock price during the period commencing on February 1, 2016 through and including the Adjustment Time (as defined in the New Series B Warrants, which we expect to end at 9:00 A.M. on the tenth trading day after the filing of this Annual Report on Form 10-K) less the number of shares such holder purchased, in each case subject to adjustments and limitations pursuant to their terms. Based on the 10-day volume-weighted average stock price during the period commencing on February 1, 2016 through March 17, 2016 of $4.51, we estimate that 4,889,165 shares of our common stock would be issuable upon exercise of the New Series B Warrants.

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

The effective tax rate is based on forecasted annual pre-tax income, permanent differences and statutory tax rates. For the three months ended March 31, 2016, the effective income tax rate was 45%. The main driver of the difference in the effective tax rate from the statutory rate is the increase in valuation allowance for acquired deferred tax assets.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax in multiple states with heavy concentration in Florida, California, and Pennsylvania. The net deferred tax asset as of March 31, 2016 was $12.1 million before valuation allowance. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence in concluding that a full valuation allowance was necessary against its net deferred tax assets at March 31, 2016.

At March 31, 2016 and December 31, 2015, the Company had no unrecognized tax benefits and no amounts recorded for uncertain tax positions.

17.Subsequent Events

On March 3, 2016, the Board of Directors approved a $15 million stock repurchase program. Under the new Repurchase Program, the Company may repurchase up to a maximum of $15 million of its common stock.  Pursuant to the Fourth Amendment to the BMO Credit Facility, the Company may purchase no more than 1,000,000 shares in any calendar month. For the three months ended March 31, 2016, the Company purchased 992,182 shares for a purchase price of $5.7 million in the open market. Total purchases under the plan as of May 11, 2016 were 1,360,457 shares for a purchase price of $8.7 million in the open market. As of May 11, 2016, 1,360,457 of the repurchased shares have been retired and none remain as treasury shares.

On April 13, 2016, Hudson Bay Master Fund Ltd. (“Hudson Bay”) filed suit in the US District Court for the Southern District of New York against the Company, Steven M. Mariano, our Chairman and Chief Executive Officer, and American Stock Transfer Company, LLC as a nominal Defendant.  Hudson Bay alleges that the Company and Mr. Mariano are in breach of various contracts regarding delivery of price adjustment warrants, and that Mr. Mariano interfered with those same contracts between the Company and Hudson Bay.  Hudson Bay seeks specific performance of the contracts, monetary damages, and attorney’s fees.  On April 14, 2016, CVI Investments Inc.(“CVI”), also filed suit against the Company in the same court.  The CVI suit makes similar allegations of breach of contract regarding the price adjustment warrants.  The CVI suit similarly seeks specific performance of the contracts, monetary damages, and attorney’s fees, as well as injunctive relief.

The Company has filed answers in both actions denying the allegations and asserting defenses.  The Company has been indemnified for any losses related to the warrant agreements by Mr. Mariano.

fITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Combined Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, estimates, beliefs, plans, objectives, strategies, assumptions, future revenues or performance, financing needs, business trends or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “estimate,” “expect,” “seek,” “project,” “potential,” “intend,” “strive,” “plan,” “may,” “might,” “will,” “would,” or “should” or, in each case, their negative or other variations or comparable terminology. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. Risks related to the Company and our common stock include, but are not limited to the following:

•

Because we have a limited operating history as a stand-alone, combined company and business, our historical financial condition and results of operations are not necessarily representative of the results we would have achieved as a stand-alone, combined, publicly-traded company and may not be a reliable indicator of our future results.

•	Our business may be materially adversely impacted by general economic and labor market conditions.
•	The workers’ compensation insurance industry is cyclical in nature, which may affect our overall financial performance.
•	We may be more vulnerable to negative developments in the workers’ compensation insurance industry than companies that also provide outsourced services for other lines of insurance.
•	If workers’ compensation claims decline in frequency or severity, our results of operations and financial condition may be adversely affected.
•	Our total fee income and fee income from related party are currently substantially dependent on our relationships with Guarantee Insurance and a small number of other insurance carrier clients.
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

•	If we fail to grow our business organically we may be unable to execute our business plan or adequately address competitive challenges.
•	If we cannot sustain our relationships with independent retail agencies, we may be unable to operate profitably.
•	Changes in the healthcare industry could adversely impact our performance.
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

•	Future sales, or the perception of future sales, by us or our affiliates could cause the market price for our common stock to decline.
•	There is an increased potential for short sales of our common stock due to the sales of shares issued upon exercise of warrants, which could materially affect the market price of the stock.
•	Certain provisions of the New Series A Warrants and New Series B Warrants provide for preferential treatment to the holders of the warrants and could impede a sale of our company.
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

For a more detailed discussion of these factors, see the information under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2015. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update any forward-looking statements.

Terms Used in this Quarterly Report on Form 10-Q

Unless otherwise specified or the context requires otherwise, the following terms used in this Quarterly Report on Form 10-Q have the meanings ascribed to them below:

•	references to “Patriot.” “Patriot National,” “the Company,” “we,” “us” or “our” refer to Patriot National, Inc. and its consolidated subsidiaries unless the context requires otherwise;
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

•

references the “Back-to-Back agreement” refer to the agreement executed in connection with the PIPE between Mr. Mariano and the Company effective as of December 13, 2015, pursuant to which we would purchase a number of shares of our common stock owned by Mr. Mariano equal to 60% of the shares to be issued in connection with the exercise of the Old Warrants;

•	references to “bundled” services refer to arrangements where we provide two or more services to a client;
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

•

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

•	references to the “PennantPark Entities” refer to PennantPark Investment Corporation, PennantPark Floating Rate Capital Ltd., PennantPark SBIC II LP and PennantPark Credit Opportunities Fund LP;
•	references to the “PennantPark Debt” refer to debt pursuant to the PennantPark Loan Agreement;
•

references to the “PennantPark Loan Agreement” refer to the amended and restated first lien term loan agreement, dated as of August 6, 2014 between, among others, us and certain of our subsidiaries, as borrowers, certain of our other subsidiaries and certain affiliated entities, as guarantors, and the PennantPark Entities, as lenders;

•

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

•

references to the “UBS Credit Agreement” refer to the credit agreement, dated as of August 6, 2014 between, among others, us and certain of our subsidiaries, the lenders party thereto and UBS Securities LLC, as lead arranger, bookmanager, documentation agent and syndication agent

•	references to the “UBS Debt” refer to debt pursuant to the UBS Credit Agreement; and
•

references to “Zurich” refer to Zurich American Insurance Company, Zurich American Insurance Company of Illinois, American Guarantee and Liability Insurance Company, American Zurich Insurance Company, Steadfast Insurance Company, Empire Fire & Marine Insurance Company, Empire Indemnity Insurance Company, Maryland Casualty Company, Assurance Company of America, Maryland Insurance Company, Northern Insurance Company of New York, The Fidelity and Deposit Company of Maryland, Colonial American Casualty and Surety Company, Universal Underwriters Insurance Company, Universal Underwriters Life Insurance Company, Universal Underwriters of Texas Insurance Company, Zurich Insurance Company Canadian Branch collectively.

Overview

Business

We are an independent national provider of comprehensive technology-enabled insurance and employer solutions. Our products and services help insurance carriers, employers and other clients mitigate risk, comply with complex regulations and save time and money. We offer end-to-end insurance-related and specialty services that allow our clients to improve efficiencies and reduce expenses through our value-added processes. The core of our value proposition includes the benefit of a “one-stop” solution with our broad array of offered services, scalable state-of-the-art technology, and support for complex business and regulatory processes.

We principally offer two types of services: front-end services, such as brokerage, underwriting and policyholder services, and back-end services, such as claims adjudication and administration. We provide our services either on an individual basis, as bundles of two or more services tailored to a client’s specific needs, or on a turnkey basis where we provide a comprehensive set of front-end and back-end services to a client. We also offer specialty services currently including technology outsourcing and other IT services, as well as employment pre-screening and background checks.

We generate fee revenue for our services from our clients based on (1) a percentage of premiums for the policies we service, (2) the cost savings we achieve for our clients or (3) a fixed fee for a particular service. Unlike our insurance and reinsurance carrier clients, we do not generate underwriting income or assume underwriting risk on workers’ compensation plans.

Recent Events

On March 3, 2016, the Board of Directors approved a $15 million stock repurchase program. Under the new Repurchase Program, the Company may repurchase up to a maximum of $15 million of its common stock.  Pursuant to the Fourth Amendment to the BMO Credit Facility, the Company may purchase no more than 1,000,000 shares in any calendar month. For the three months ended March 31, 2016, the Company purchased 992,182 shares for a purchase price of $5.7 million in the open market. Total purchases under the plan as of May 11, 2016 were 1,360,457 shares for a purchase price of $8.7 million in the open market. As of May 11, 2016, 1,360,457 of the repurchased shares have been retired and none remain as treasury shares.

On April 13, 2016, Hudson Bay Master Fund Ltd. (“Hudson Bay”) filed suit in the US District Court for the Southern District of New York against the Company, Steven M. Mariano, our Chairman and Chief Executive Officer, and American Stock Transfer Company, LLC as a nominal Defendant.  Hudson Bay alleges that the Company and Mr. Mariano are in breach of various contracts regarding delivery of price adjustment warrants, and that Mr. Mariano interfered with those same contracts between the Company and Hudson Bay.  Hudson Bay seeks specific performance of the contracts, monetary damages, and attorney’s fees.  On April 14, 2016, CVI Investments Inc.(“CVI”), also filed suit against the Company in the same court.  The CVI suit makes similar allegations of breach of contract regarding the price adjustment warrants.  The CVI suit similarly seeks specific performance of the contracts, monetary damages, and attorney’s fees, as well as injunctive relief.

The Company has filed answers in both actions denying the allegations and asserting defenses.  The Company has been indemnified for any losses related to the warrant agreements by Mr. Mariano.

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
•

Adjusted Earnings (Loss): we define Adjusted Earnings (Loss) and Adjusted Earnings (Loss) per share as net income (loss) adjusted for cost for debt payoff, non-cash stock compensation costs, net realized gains (losses) on investments, increase (decrease) in fair value of warrant redemption liability, acquisition costs and loss on exchange of units and warrants.

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

Reference Premium Written

	Three Months Ended March 31,
In thousands	2016	2015
Gross Reference Premium Written	$144,343	$119,522
Reference Premium Written	$148,253	$103,002

Gross reference premium written for the three months ended March 31, 2016 was $144.3 million compared to $119.5 million for the three months ended March 31, 2015, an increase of $24.8 million. The increase was attributable to the inception of new contracts with AIG and certain other insurance carrier clients, which generated an increase in gross reference premium of $33.6 million, and an increase in Zurich of $4.1 million for the three months, which was partially offset by a decrease of $6.8 million with Scottsdale and a decrease of $6.1 million with Guarantee Insurance.

Reference premium written for the three months ended March 31, 2016 was $148.3 million compared to $103.0 million for the three months ended March 31, 2015, an increase of $45.3 million The increase was attributable to the inception of new contracts with AIG and certain other insurance carrier clients, which generated an increase in reference premium written of $51.8 million, and an increase in Scottsdale of $2.0 million for the three months, which was partially offset by a decrease of $2.4 million with Zurich and a decrease of $6.1 million with Guarantee Insurance.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure and is not in accordance with, or an alternative to, the GAAP information provided in this Quarterly Report on Form 10-Q. For further information regarding our use of non-GAAP financial measures and a reconciliation of Adjusted EBITDA to Net income (loss), see “—Reconciliations to Non-GAAP Key Performance Measures”.

	Three Months Ended March 31,
In thousands	2016	2015
Net income (loss)	$3,401	$(4,816)
Adjusted EBITDA	$15,659	$10,828

Adjusted EBITDA for the three months ended March 31, 2016 was $15.7 million compared to $10.8 million for the three months ended March 31, 2015, an increase of $4.9 million. The increase was attributable to a $21.9 million increase in total fee income and fee income from related party, partially offset by a $17.0 million increase in total expenses (excluding depreciation and amortization, changes in fair value of warrant liabilities, non-cash stock compensation, severance expense, acquisition costs, public offering costs, costs related to the extinguishment of debt, interest expense, and income tax expense which are added back to net income to arrive at Adjusted EBITDA), all of which are discussed more fully below.

Operating Cash Flow

Operating cash flow is a non-GAAP financial measure and is not in accordance with, or an alternative to, the GAAP information provided in this Quarterly Report on Form 10-Q. For further information regarding our use of non-GAAP financial measures and a reconciliation of Operating cash flow to Net income (loss), see “—Reconciliations to Non-GAAP Key Performance Measures”.

	Three Months Ended March 31,
In thousands	2016	2015
Net income (loss)	$3,401	$(4,816)
Net cash provided by operating activities	$18,654	$937
Operating cash flow	$10,316	$8,226

Operating cash flow for the three months ended March 31, 2016 was $10.3 million compared to $8.2 million for the three months ended March 31, 2015, an increase of $2.1 million.  Operating cash flow is defined as Adjusted EBITDA, less income tax expense, interest expense, and capital expenditures. The increase was primarily attributable to the $4.9 million increase in Adjusted EBITDA described above, partially offset by $2.9 million of income tax expense for the three months ended March 31, 2016.

Adjusted Earnings

Adjusted Earnings is a non-GAAP financial measure and is not in accordance with, or an alternative to, the GAAP information provided in this Quarterly Report on Form 10-Q. For further information regarding our use of non-GAAP financial measures and a reconciliation of Operating cash flow to Net income (loss), see “—Reconciliations to Non-GAAP Key Performance Measures”.

	Three Months Ended March 31,
In thousands	2016	2015
Net income (loss)	$3,401	$(4,816)
Adjusted earnings	$5,799	$4,427

Adjusted Earnings for the three months ended March 31, 2016 were $5.8 million as compared to $4.4 million for the three months ended March 31, 2015, an increase of $1.4 million.  The increase was attributable to a $21.9 million increase in total fee income and fee income from related party, partially offset by a $20.5 million increase in total expenses (excluding changes in fair value of warrant liabilities, non-cash stock compensation, severance expense, acquisition costs, public offering costs, and costs related to the extinguishment of debt which are added back to net income to arrive at Adjusted Earnings), all of which are discussed more fully below.

Results of Operations

The following table sets forth certain combined statement of operations data derived from our unaudited combined financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
In thousands	2016	2015
Combined Statement of Operations Data
Revenues
Fee income	$40,417	$18,369
Fee income from related party	24,450	24,623
Total fee income and fee income from related party	64,867	42,992
Net investment income	35	1
Net realized (losses) gains on investments	(295)	—
Total Revenues	64,607	42,993
Expenses
Salaries and related expenses	23,640	14,468
Commission expense	13,136	8,889
Outsourced services	3,570	2,462
Other operating expenses	9,797	6,331
Acquisition costs	614	604
Interest expense	1,412	1,258
Depreciation and amortization	4,717	2,303
Stock compensation expense	1,424	2,535
Decrease in fair value of warrant redemption liability	—	(1,385)
Costs related to extinguishment of debt	—	13,681
Total Expenses	58,310	51,146
Net Income (Loss) before income tax (benefit) expense	6,297	(8,153)
Income tax expense (benefit)	2,859	(3,352)
Net Income (Loss) Including Non-Controlling Interest in Subsidiary	3,438	(4,801)
Net Income attributable to Non-controlling interest in subsidiary	37	15
Net Income (Loss)	$3,401	$(4,816)

Three Months Ended March 31, 2016 Compared to Three  Months Ended March 31, 2015

Revenues:

Total Fee Income and Fee Income from Related Party. Total fee income and fee income from related party for the three months ended March 31, 2016was $64.9 million compared to $43.0 million for the three months ended March 31, 2015, an increase of $21.9 million or approximately 51%. The increase in fee income and fee income from related party was primarily related to increases in the volume of business we managed as a result of transactions that occurred in August of 2014 and from acquisitions completed since January 2015.

For the three months ended March 31, 2016, approximately 62%  of our total fee income and fee income from related party was attributable to our contracts with Guarantee Insurance, a related party, and approximately 5%  of our total fee income and fee income from related party was attributable to contracts with our second largest client for both the three months ended March 31, 2016.

For the three months ended March 31, 2015 approximately 83%  of our total fee income and fee income from related party was attributable to our contracts with Guarantee Insurance, and approximately 10% of our total fee income and fee income from related party were attributable to our contracts with our second largest client.

Fee Income. Fee income, which represents fee income from non-related parties, for the three months ended March 31, 2016 was $40.4 million compared to $18.4 million for the three months ended March 31, 2015, an increase of $22.0 million.

Our prices by customer for our brokerage and policyholder services and claims administration services were unchanged for the three-month period ended March 31, 2016 relative to the three-month period ended March 31, 2015, and, accordingly, the net increase in fee income was solely related to changes in the volume of business we managed.

Fee Income from Related Party. Fee income from related party for the three months ended March 31, 2016 was $24.5 million compared to $24.6 million for the three months ended March 31, 2015, a decrease of $0.1 million.

Our prices by customer for our brokerage and policyholder services and claims administration services were unchanged for the three-month period ended March 31, 2016 relative to the three-month period ended March 31, 2015, and accordingly, the net increase in fee income was solely related to changes in the volume of business we managed.

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

Net Investment Income. Net investment income was $35,000 for the three months ended March 31, 2016 compared to $1,000 for the three months ended March 31, 2015.  For the three months ended March 31, 2016, the net loss on investments was $0.3 million.  For the period ended March 31, 2015 there was no gain or loss on investments.

Expenses:

Salaries and Related Expenses. Salaries and related expenses for the three months ended March 31, 2016 were $23.6 million compared to $14.5 million for the three months ended March 31, 2015, an increase of $9.1 million.

This increase was principally driven by additional headcount and expenses incurred to increase revenue, both organically and through acquisition, which have contributed to the increase in salaries and related expenses.

Commission Expense. Commission expense for the three months ended March 31, 2016 was $13.1 million compared to $8.9 million for the three months ended March 31, 2015, an increase of $4.2 million. This increase was a direct result of the increased fee income and fee income from related party recognized as a result of the increased volume in the business we manage.

Outsourced Services. Outsourced services for the three months ended March 31, 2016 were $3.6 million compared to $2.5 million for the three months ended March 31, 2015, an increase of $1.1 million or approximately 44%. This increase was principally due to the acquisition of Global HR Research LLC, effective August 31, 2015.

Other Operating Expenses. Other operating expenses for the three months ended March 31, 2016 were $9.8 million compared to $6.3 million for the three months ended March 31, 2015, an increase of $3.5 million or approximately 56%. The increase of other operating expense corresponds to the increased volume in business we manage.

Acquisition Costs. For the three  months ended March 31, 2016 and 2015, we incurred $0.6 million and $0.6 million of acquisition costs. These costs were predominantly comprised of salary and related expenses, professional costs and other fees associated with acquisition activities.

Interest Expense. Interest expense for the three months ended March 31, 2016 was $1.4 million compared to $1.3 million for the three months ended March 31, 2015, a decrease of $0.1 million. The increase in interest expense was the result of amortization of loan costs of $0.2 million for the three months ended March 31, 2016, compared to $0.1 million for the three months ended March 31, 2015, an increase of $0.1 million. The increase was attributable to the amortization of deferred loan costs associated with the amendments to our Senior Credit facility.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2016 was $4.7 million compared to $2.3 million for the three months ended March 31, 2015, an increase of $2.4 million. The increase was attributable mainly to the increased intangible asset amortization associated with our acquisitions.

Stock Compensation Expense. The Company recognized $1.4 million of stock compensation expense during the three months ended March 31, 2016 and $2.5 million for the three month period ended March 31, 2015.  Stock compensation expense is related to restricted stock and stock option awards. See Note 10, Stock-Based Compensation, for further detail related to these awards and the recognized expense.

Decrease (Increase) in Fair Value of Warrant Redemption Liability. There was a $20.7 million increase in the fair value of warrant redemption liability for the three months ending March 31, 2016, which was fully offset by a corresponding $20.7 million increase in the fair value of the forward purchase asset, which represents the Back-to-Back agreement. These instruments are fully described in Note 12 Related Party and Note 15 Warrant Redemption Liability.  For the three months ended March 31, 2015 the decrease in fair value of warrant redemption liability was $1.4 million which reflects the change in fair value from estimated valuation on December 31, 2014 to the exercise of the detachable common stock warrants associated with Pennant Park on January 22, 2015. There was no remaining warrant redemption liability as of March 31, 2015 and no future fair value adjustments are required.

Cost from the Extinguishment of Debt. For the three months ended March 31, 2016 there was no expense related to the extinguishment of debt. The Company recognized expenses for “Make-Whole” payments upon repayment of the PennantPark Debt and UBS Debt on January 22, 2015. These expenses were comprised of $3.8 million to the PennantPark Entities and $0.6 million to UBS.  Due to the magnitude of these expenses, they are presented separately from interest expense in our combined results for the three months ended March 31, 2015

Income Tax Expense. Income tax expense was $2.9 million for the three months ended March 31, 2016 compared to income tax benefit of $3.3 million for the three months ended March 31, 2015, an increase in income tax expense of $6.2 million. For the three months ended March 31, 2016, the effective income tax rates were approximately 45%.  The effective tax rate is based on forecasted annual pre-tax income, permanent differences and statutory tax rates.  The main difference in the effective tax rate from the statutory rate is the increase to the valuation allowance of deferred tax assets as a result of increased deferred tax assets associated with acquisitions.

Net Income:

As a result of the factors described above, net income increased by $8.2 million to a net income of $3.4 million for the three months ended March 31, 2016 as compared to a net loss of $4.8 million for the three months ended March 31, 2015.

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

We believe that our cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the foreseeable future. As of March 31, 2016, our unrestricted cash and cash equivalents were $11.8 million. In addition, as of March 31, 2016, restricted cash was $19.8 million, which are funds we receive from our insurance carrier clients and are earmarked exclusively for payments of claims on behalf of such clients. We cannot use restricted cash for other purposes.

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

Cash Flows

The following table summarizes our cash flow activities for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
In thousands	2016	2015
Cash flow activities:
Net Cash Provided by Operating Activities	$18,654	$937
Net Cash Used in Investment Activities	(9,950)	(12,964)
Net Cash Provided by (Used in) Financing Activities	(5,302)	19,081

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2016 was $18.7 million compared to $0.9 million for the three months ended March 31, 2015, an increase of $17.8 million. The increase was largely attributable to a $14.9 million decrease in income taxes payable for the three months ended March 31, 2015, as a result of payments made in 2015 related to the 2014 tax year.  This increase is also a result of an increase in cash earnings as reflected in the earlier discussion of Adjusted EBITDA, net of working capital fluctuations.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 was $10.0 million compared to $13.0 million for the three months ended March 31, 2015, a decrease of $3.0 million. This decrease was attributable to funding of acquisitions of $7.9 million in 2016 from $6.7 million in 2015, an increase of $1.2 million, the purchase of fixed assets and other long-term assets of $1.2 million in 2016 from $1.4 million in 2015, a decrease of $0.2 million, a decrease in restricted cash of $3.7 million in 2016 from $4.9 million in 2015, an decrease of $1.2 million, an increase in the proceeds from the sale of equity securities of $3.2 million in 2016, net of $0.3 million used for the purchase of equity securities 2016.

Financing Activities

Net cash used by financing activities for the three months ended March 31, 2016 was $5.3 million compared to net cash provided by financing activity of $19.1 million for the three months ended March 31, 2015, an decrease of $24.4 million. This decrease was attributable to $9.5 million of payments made in connection with acquisition earnouts and $5.6 million for the repurchase of our common stock in 2016, net of $11.9 million in proceeds from borrowings under our revolving credit facility.

Capital Expenditures

For the three months ended March 31, 2016, we made capital expenditures of $1.2 million attributable to $0.5 million of fixed assets and $0.7 million of capitalized software development. For the three months ended March 31, 2015, we made capital expenditures of $1.4 million attributable to $0.2 million of fixed assets and $1.2 million of capitalized software development.

Indebtedness

As of March 31, 2016, we had a total of $105.1 million of term loan debt outstanding under our Senior Secured Credit Facility, $29.9 million outstanding under our revolving credit facility, and we had $10.1 million available to borrow under the revolving credit. We had $1.6 million of capital leases outstanding as of March 31, 2016.

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

The Senior Secured Credit Facility contains certain covenants that, among other things and subject to significant exceptions, limit our ability and the ability of our restricted subsidiaries to engage in certain business and financing activities and that require us to maintain certain financial covenants, including requirements to maintain (i) a maximum total leverage ratio of total outstanding debt to adjusted EBITDA for the most recently ended four fiscal quarters of no more than 300% and (ii) a minimum fixed charge coverage ratio of adjusted EBITDA to the sum of cash interest expense (which amount shall be calculated on an annualized basis for the three-, six- and nine-month periods ended March 31, 2016, June 30, 2016 and September 30, 2016) plus income tax expense (or less any income tax benefits) plus capital expenditures plus dividends, share repurchases and other restricted payments plus regularly scheduled principal payments of debt for the same period of a least 150% for the most recently-ended four quarters. The Senior Secured Credit Facility allows us to pay dividends in an amount up to 50% of our net income if certain other financial conditions are met.

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

As of March 31, 2016, we were in compliance with the financial and other restrictive covenants under our outstanding material debt obligations, including our Senior Secured Credit Facility.

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

Effect of Recently Issued Financial Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting”, an update to Accounting Standard Codification (“ASC”) Topic 718, Compensation – Stock Compensation. This new accounting guidance requires that all companies recognize the income tax effects of awards in the income statement when the awards vest or are settled, rather than maintaining an additional paid-in capital (APIC) pool and recognizing the tax benefits in excess of compensation costs through equity. As it relates to forfeitures, the guidance allows for companies to choose whether to continue to estimate forfeitures or account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the new guidance may be applied either retrospectively or on a prospective basis. The Company is currently reviewing the guidance, and the impact from its adoption on our consolidated financial statements cannot be determined at this time.

In February 2016, the FASB issued ASU 2016-02, intended to improve financial reporting about leasing transactions. ASU 2016-02 affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. ASU 2016-02 will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.

ASU 2016-02 will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other organizations, ASU 2016-02 will take effect for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all organizations. The company is currently reviewing the impact that implementing this guidance will have.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for us beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. We plan to adopt the new guidance in 2016, which is not expected to have a material impact on our consolidated financial statements other than reclassifying current deferred tax assets and liabilities to noncurrent in the balance sheet. See Note 16 to our consolidated financial statements for a discussion on income tax balances

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”, an update to ASC Topic 805, Business Combinations.  This update requires that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjusting amounts are determined. The amendment requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued.  Adoption of this guidance has not had a material impact on our consolidated financial statements.

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

Reconciliations to Non-GAAP Key Performance Measures

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Reconciliation from Net Income (Loss) to Adjusted EBITDA:
Net Income (Loss)	$3,401	$(4,816)
Income tax expense (benefit)	2,859	(3,352)
Interest expense	1,412	1,258
Depreciation and amortization	4,717	2,303
EBITDA	12,389	(4,607)
Net losses on investments	295	—
Decrease in fair value of warrant redemption liability	—	(1,385)
Public offering costs	10	—
Stock compensation expense	1,424	2,535
Acquisition costs	614	604
Severance expense	927	—
Costs related to extinguishment of debt	—	13,681
Adjusted EBITDA	$15,659	$10,828
Calculation of Adjusted EBITDA margins:
Total Fee Income	$64,867	$42,992
Adjusted EBITDA	15,659	10,828
Adjusted EBITDA margins	24.1%	25.2%

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Reconciliation to Operating Cash Flow:
Adjusted EBITDA (calculated above)	$15,659	$10,828
Less: Income tax expense	(2,859)	—
Less: Cash interest expense, excluding $152 and $85 of deferred loan fees	(1,260)	(1,173)
Less: Purchase of fixed assets and other long-term assets	(1,224)	(1,429)
Operating cash flow	$10,316	$8,226

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Reconciliation from Net Cash Provided by Operating Activities to Operating Cash Flow:
Net Cash Provided by Operating Activities	$18,654	$937
Changes in certain assets and liabilities:
Increase (decrease) in:
Fee income receivable	383	521
Fee income receivable from related party	(6,418)	1,752
Other current assets	721	592
Decrease (increase) in:
Net payable to related parties	(85)	(1,747)
Deferred claims administration services income	1,031	210
Net advanced claims reimbursements	(1,179)	(625)
Income taxes payable, net of income tax benefit of $3.4 million for the three months ended March 31, 2015	673	11,596
Accounts payable and accrued expenses	(3,608)	(8,359)
Net income attributable to non-controlling interest in subsidiary	(37)	(15)
Public offering costs	10	—
Acquisition costs	614	604
Severance expense	927	—
Early payment penalty on repayment of debt	—	4,339
Provision for uncollectible fee income	(146)	(150)
Excess tax deduction for the issuance of restricted stock awards	—	—
Purchase of fixed assets and other long-term assets	(1,224)	(1,429)
Operating cash flow	$10,316	$8,226

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Reconciliation from Net (Loss) Income to Adjusted Earnings:
Net Income (Loss)	$3,401	$(4,816)
Net income attributable to non-controlling interest in subsidiary	37	15
Income tax expense (benefit)	2,859	(3,352)
Net income (loss) before income tax expense	6,297	(8,153)
Adjustments to Net income (loss) before income tax expense:
Net losses on investments	295	—
Decrease in fair value of warrant redemption liability	—	(1,385)
Public offering costs	10	—
Stock compensation expense	1,424	2,535
Acquisition costs	614	604
Severance expense	927	—
Costs related to extinguishment of debt	—	13,681
Total	3,270	15,435
Adjusted net income before income tax expense	9,567	7,282
Income tax expense at statutory rate	3,731	2,840
Adjusted Net Income Including Non-Controlling Interest in Subsidiary	5,836	4,442
Net income attributable to non-controlling interest in subsidiary	37	15
Adjusted Earnings	$5,799	$4,427
Calculation of Adjusted Earnings Per Common Share
Basic	$0.21	$0.18
Diluted	0.21	0.17
Weighted Average Common Shares Outstanding
Basic	27,407	25,163
Diluted	28,037	25,439
Statutory Tax Rate	39.0%	39.0%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2016, we were not subject to any material interest rate risk or credit risk, and we had no exposure to foreign currency risk.

ITEM 4.	CONTROLS AND PROCEDURES

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

On April 13, 2016, Hudson Bay Master Fund Ltd. (“Hudson Bay”) filed suit in the US District Court for the Southern District of New York against the Company, Steven M. Mariano, our Chairman and Chief Executive Officer, and American Stock Transfer Company, LLC as a nominal Defendant.  Hudson Bay alleges that the Company and Mr. Mariano are in breach of various contracts regarding delivery of price adjustment warrants, and that Mr. Mariano interfered with those same contracts between the Company and Hudson Bay.  Hudson Bay seeks specific performance of the contracts, monetary damages, and attorney’s fees.  On April 14, 2016, CVI Investments Inc.(“CVI”), also filed suit against the Company in the same court.  The CVI suit makes similar allegations of breach of contract regarding the price adjustment warrants.  The CVI suit similarly seeks specific performance of the contracts, monetary damages, and attorney’s fees, as well as injunctive relief.

The Company has filed answers in both actions denying the allegations and asserting defenses.  The Company has been indemnified for any losses related to the warrant agreements by Mr. Mariano.

ITEM 1A.	RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a) None.

(b) None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

2.1

Asset Purchase Agreement dated as of January 28, 2016 by and between Patriot Underwriters, Inc. and Mid Atlantic Insurance Services, Inc. (incorporated by reference to Exhibit 2.21 to the Registrant’s Annual Report on Form 10-K filed on March 21, 2016 (File No. 001-36804))

3.1

Amended and Restated Certificate of Incorporation of Patriot National, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015 (File no. 001-36804))

3.2	Amended and Restated By-Laws of Patriot National, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015 (File no. 001-36804))

10.1

Credit Agreement, dated as of January 22, 2015, by and among Patriot National, Inc., the Lenders party thereto and BMO Harris Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015 (File no. 001-36804))

10.2

First Amendment to the Credit Agreement, dated as of June 15, 2015, by and among Patriot National, Inc., the lenders party thereto and BMO Harris Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2015 (File no. 001-36804))

10.3

Third Amendment to the Credit Agreement, dated as of December 23, 2015, by and among Patriot National, Inc., the lenders party thereto and BMO Harris Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 filed on January 15, 2016 (File no. 333-209010))

10.4

Fourth Amendment to the Credit Agreement, dated as of March 3, 2016, by and among Patriot National, Inc., the lenders party thereto and BMO Harris Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed on March 21, 2016 (File No. 001-36804))

10.5

Securities Purchase Agreement, dated as of December 13, 2015, among Patriot National, Inc., Steven M. Mariano and the buyers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2015 (File no. 001-36804))

10.6

Stock Back-to-Back Agreement, dated as of December 13, 2015, between Patriot National, Inc. and Steven M. Mariano (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 14, 2015 (File no. 001-36804))

10.7

Rescission and Exchange Agreement, dated as of December 23, 2015, among Patriot National, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2015 (File no. 001-36804))

10.8

Amended and Restated Stock Back-to-Back Agreement, dated as of December 23, 2015, between Patriot National, Inc. and Steven M. Mariano (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 23, 2015 (File no. 001-36804))

10.9	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 15, 2015 (File no. 001-36804))

10.10	Form of Voting Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 23, 2015 (File no. 001-36804))

10.11

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

PATRIOT NATIONAL, INC.

Date: May 13, 2016	By:	/s/ Thomas C. Shields
Executive Vice President, Chief Financial Officer
& Treasurer, Authorized Signatory