Form 10-Q
period 2016-06-30
Patriot National, Inc.
filed 2016-08-15
CIK 1619917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the registrant’s common stock outstanding on August 15, 2016 was 26,840,921.

PATRIOT NATIONAL, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PATRIOT NATIONAL, INC.

Consolidated Balance Sheets

(In thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash	$12,117	$8,372
Equity and fixed income security investments	—	3,173
Total cash and investments	12,117	11,545
Restricted cash	20,769	16,055
Fee income receivable	8,408	8,159
Fee income receivable from related party	27,239	27,036
Net receivable from related parties	1,622	499
Other current assets	2,450	2,046
Total current assets	72,605	65,340
Fixed assets, net	5,018	5,092
Goodwill	121,688	118,141
Intangible assets	78,859	75,681
Forward purchase asset	51,883	28,120
Deferred tax asset, net	12,529	—
Advance on facilitation agreement	1,770	2,000
Other long term assets	11,337	11,428
Total Assets	$355,689	$305,802
Liabilities and Equity
Liabilities
Deferred claims administration services income	$9,743	$10,639
Net advanced claims reimbursements	3,723	1,835
Income taxes payable	3,751	2,996
Current earn-out payable	6,145	10,556
Accounts payable, accrued expenses and other liabilities	39,198	32,809
Deferred purchase consideration	500	6,128
Revolver borrowings outstanding	33,932	18,032
Current portion of notes payable	6,188	5,500
Current portion of capital lease obligation	1,025	2,232
Total current liabilities	104,205	90,727
Earn-out payable	6,837	1,827
Notes payable, net of deferred loan fees	95,359	98,648
Warrant redemption liability	51,883	28,120
Total Liabilities	258,284	219,322
Equity
Preferred stock, $.001 par value; 100,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $.001 par value; 1,000,000 shares authorized, 26,832 issued and 26,390 outstanding as of June 30, 2016 and 28,105 issued and 27,550 outstanding as of December 31, 2015	21	21
Additional paid in capital	113,299	119,999
Accumulated deficit	(15,745)	(33,305)
Total Patriot National, Inc. Stockholders' Equity	97,575	86,715
Less Non-controlling interest	(170)	(235)
Total Equity	97,405	86,480
Total Liabilities and Equity	$355,689	$305,802

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2016	2015
Revenues
Fee income	$40,483	$26,932
Fee income from related party	15,987	20,456
Total fee income and fee income from related party	56,470	47,388
Net investment income	—	35
Net realized losses on investments	—	(91)
Total Revenues	56,470	47,332
Expenses
Salaries and related expenses	22,341	17,765
Commission expense	10,991	8,494
Outsourced services	3,625	2,792
Other operating expenses	9,501	6,954
Acquisition costs	411	2,315
Interest expense	1,376	605
Depreciation and amortization	4,700	3,392
Stock compensation expense	1,277	3,670
Decrease in fair value of earn-out liability	(1,932)	—
Total Expenses	52,290	45,987
Net Income (Loss) before income tax (benefit) expense	4,180	1,345
Income tax (benefit) expense	(10,007)	288
Net Income (Loss) Including Non-Controlling Interest in Subsidiary	14,187	1,057
Net Income attributable to non-controlling interest in subsidiary	28	37
Net Income (Loss)	$14,159	$1,020
Earnings Per Common Share
Basic	$0.46	$0.04
Diluted	0.45	0.04
Weighted Average Common Shares Outstanding
Basic	30,903	26,390
Diluted	31,640	26,793

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Revenues
Fee income	$80,900	$45,301
Fee income from related party	40,437	45,079
Total fee income and fee income from related party	121,337	90,380
Net investment income	35	36
Net realized losses on investments	(295)	(91)
Total Revenues	121,077	90,325
Expenses
Salaries and related expenses	45,981	32,233
Commission expense	24,127	17,383
Outsourced services	7,195	5,254
Other operating expenses	19,298	13,285
Acquisition costs	1,025	2,919
Interest expense	2,788	1,863
Depreciation and amortization	9,417	5,695
Stock compensation expense	2,701	6,205
Decrease in fair value of earn-out liability	(1,932)	—
Decrease in fair value of warrant redemption liability	—	(1,385)
Costs related to extinguishment of debt (1)	—	13,681
Total Expenses	110,600	97,133
Net Income (Loss) before income tax benefit	10,477	(6,808)
Income tax benefit	(7,148)	(3,064)
Net Income (Loss) Including Non-Controlling Interest in Subsidiary	17,625	(3,744)
Net Income attributable to non-controlling interest in subsidiary	65	52
Net Income (Loss)	$17,560	$(3,796)
Earnings Per Common Share
Basic	$0.60	$(0.15)
Diluted	0.59	(0.15)
Weighted Average Common Shares Outstanding
Basic	29,155	25,601
Diluted	29,807	25,601

(1)	Costs related to extinguishment of debt include $4.3 million of early payment penalties and $9.3 million associated with the write-off of related deferred financing fees and original issue discounts.

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net Income (Loss)	$17,625	$(3,744)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	9,417	5,695
Amortization of loan costs in interest expense	312	144
Amortization of facilitation agreement	230	—
Decrease in fair value of warrant redemption liability	—	(1,385)
Decrease in fair value of earn-out liability	(1,932)	—
Net realized losses on investments	295	91
Stock compensation expense	2,701	6,205
Deferred tax benefit from release of valuation allowance	(12,529)	—
Exercise of stock awards	(157)	—
Write-off of deferred financing and original issue discounts	—	9,342
Provision for uncollectible fee income	230	301
Changes in certain assets and liabilities:
Decrease (increase) in:
Fee income receivable	996	(5,016)
Fee income receivable from related party	(203)	(4,615)
Other current assets	(537)	(1,172)
Increase (decrease) in:
Net payable to related parties	(1,123)	1,703
Deferred claims administration services income	(896)	(147)
Net advanced claims reimbursements	1,888	3,590
Income taxes payable	755	(15,025)
Accounts payable and accrued expenses	6,171	8,677
Net Cash Provided by Operating Activities	23,243	4,644
Investment Activities:
Net increase in restricted cash	(4,714)	(4,017)
Purchase of equity securities	(300)	(3,648)
Proceeds from sale of equity securities	3,178	264
Purchase of fixed assets and other long-term assets	(2,211)	(2,824)
Acquisitions, net of $28 and $2,248 cash acquired in 2016 and 2015, respectively	(8,969)	(47,452)
Net Cash Used in Investment Activities	(13,016)	(57,677)
Financing Activities:
Proceeds from initial public offering, net	—	98,275
Proceeds from senior secured term loans, net of fees	—	58,791
Repayment of senior secured term loans	(2,750)	(750)
Payment of loan fees	(150)	—
Payment of costs for initial public offering	—	(2,479)
Revolver facility borrowings	15,900	43,150
Revolver facility repayments	—	(17,568)
Payment of acquisition earn-outs	(5,214)	—
Payment of deferred purchase consideration	(4,350)	—
Repurchase of common stock	(8,711)	—
Repayment of note payable	—	(119,573)
Repayment of capital lease obligation	(1,207)	(1,171)
Net Cash (Used in) Provided by Financing Activities	(6,482)	58,675
Increase in cash	3,745	5,642
Cash, beginning of period	8,372	4,251
Cash, end of period	$12,117	$9,893
Supplemental Cash Flow Data
Interest Paid	$2,470	$1,638
Income Taxes Paid	$4,626	$12,652

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Patriot National, Inc. Stockholders' Equity
	Common Stock		Treasury	Additional Paid In	Accumulated	Non-Controlling	Total Equity
	Shares	Amount	Stock	Capital	Deficit	Interest	(Deficit)
Balance, January 1, 2016	28,105	$21	$—	$119,999	$(33,305)	$(235)	$86,480
Repurchase of common stock	(1,360)	—	(8,711)	—	—	—	(8,711)
Retirement of treasury stock	—	—	8,711	(8,711)	—	—	—
Non-cash stock compensation	—	—	—	2,701	—	—	2,701
Purchase of minority interest in MPCS Pvt Ltd	—	—	—	(1,096)	—	—	(1,096)
Issuance of common stock for deferred purchase consideration	—	—	—	563	—	—	563
Restricted stock awards issued, net of forfeitures	87	—	—	(157)	—	—	(157)
Balance before Net Income	26,832	21	—	113,299	(33,305)	(235)	79,780
Net Income	—	—	—	—	17,560	65	17,625
Balance, June 30, 2016	26,832	$21	$—	$113,299	$(15,745)	$(170)	$97,405

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

Patriot National is headquartered in Ft. Lauderdale, Florida.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. Included for comparative purposes are our consolidated financial statements for the six month period ended June 30, 2015.

The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2015 and include all normal recurring adjustments necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. In the preparation of our unaudited consolidated financial statements as of June 30, 2016, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition or disclosure therein.

For the Company’s two consolidated subsidiaries, Contego Services Group, LLC (“Contego Services Group”) that is 97% owned, and DecisionUR, LLC (“DecisionUR”) that is 98.8% owned, the third party equity interests are referred to as non-controlling interests. The portion of the third party members’ equity (deficit) of Contego Services Group and DecisionUR are presented as non-controlling interests in the accompanying consolidated balance sheets as of June 30, 2016 and consolidated balance sheet as of December 31, 2015. The Company discloses the following three measures of net income (loss): (i) net income (loss), including non-controlling interest in subsidiary, (ii) net income (loss) attributable to non-controlling interest in subsidiary, and (iii) net income (loss).

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for us beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. We adopted the new guidance on January 1, 2016, which did not have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”, an update to ASC Topic 805, Business Combinations.  This update requires that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjusting amounts are determined. The amendment requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued.  We adopted the new guidance on January 1, 2016, which did not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The update requires retrospective application. ASU 2015-03 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. We adopted this new guidance beginning January 1, 2016.

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

The Company completed one acquisition during the six-month period ended June 30, 2016. We acquired substantially all of the net assets of Mid Atlantic Insurance Services, Inc. in a cash transaction, and have accounted for it using the acquisition method for recording business combinations.

The total purchase price was comprised of the following consideration (in thousands):

Name and Effective Date of Acquisition (In thousands):	Cash Paid	Stock Issued	Accrued Liability	Recorded Earnout Payable	Maximum Potential Earnout Payable	Total Recorded Purchase Price
Mid Atlantic Insurance Services, Inc (January 28, 2016)	$7,901	$—	$926	$7,750	$8,500	$15,651

In addition to the Mid Atlantic acquisition, the Company consummated the purchase of the minority interest in Mehta and Pazol Consulting Services Private Limited (“MPCS”) in the amount of $1.1 million. In connection with the acquisition of Vikaran Solutions, LLC on April 1, 2015, we also agreed to purchase all of the outstanding stock of MPCS, an Indian company which holds Vikaran’s software development center located in Pune, India, for a purchase price of approximately $1.5 million. During 2015, we consummated the purchase of 51% of the MPCS stock, treated as a deemed dividend for the common control interest contributed by Mr. Mariano. Effective with the acquisition of the remaining interest on April 19, 2016, the Company now holds 100% of the MPCS stock.

The “maximum potential earnout payable” disclosed in the foregoing table represents the maximum amount of additional consideration that could be paid pursuant to the terms of the purchase agreement for the applicable acquisition. The “recorded earnout payable” disclosed in the foregoing table are primarily based upon the estimated future operating results of the acquired entity over a five-year period subsequent to the acquisition date.  The recorded earnout payable is measured at fair value as of the acquisition date and is included on that basis in the total recorded purchase price in the foregoing table. We will record subsequent changes in the fair value of these estimated earnout obligations in our statement of operations when incurred.

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

The Company recorded income of $1.9 million for the six months ended June 30, 2016 related to a decrease in the fair value of earnout obligations. The decrease in fair value reflects the final computations and management estimates of certain earnouts pursuant to the respective purchase agreements for acquisitions as of June 30, 2016.

The aggregate amount of maximum earnout obligations related to acquisitions as of June 30, 2016 was $17.5 million, of which $13.0 million was recorded in our consolidated balance sheet as of June 30, 2016, based on the aggregate estimated fair value of the expected future payments to be made. In addition, the aggregate amount of deferred purchase consideration recorded on our balance sheet as of June 30, 2016 was $0.5 million.

The following is a summary of the aggregate estimated fair values of the net assets acquired at the date of the acquisition made during the six months ended June 30, 2016:

In thousands	Total
Assets Acquired:
Cash	$28
Restricted cash	—
Accounts receivable	1,481
Fixed assets	50
Other assets	—
Goodwill	4,893
Intangible assets:
Customer & carrier relationships	9,205
Service contracts	—
Non-compete agreements	120
Developed technology	—
Trade name portfolio	800
Total intangible assets	10,125
Total assets acquired	16,577
Liabilities assumed	926
Total net assets acquired	$15,651

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

Provisional estimates of fair value and the allocation of the purchase price are established at the time of each acquisition and are subsequently reviewed within the first year of operations, the measurement period, following the acquisition date to determine the necessity for adjustments. The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. These discount rates generally ranged from 17% to 30% for our  acquisitions through June 30, 2016. The fair value of non-compete agreements was established using estimated financial projections for the acquired company based on market participant assumptions and various non-compete scenarios.

Customer and carrier relationships, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (ten years for customer and carrier relationships, one to two years for non-compete agreements and five to seven years for trade names), while goodwill is not subject to amortization. We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value is less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist, and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of impairment reviews during the six-month periods ended June 30, 2016 and 2015, no impairments were required.

Our consolidated financial statements for the six months ended June 30, 2016 include the operations of the acquired entity from the acquisition date totaling $2.6 million of revenues and $0.2 million of net loss.

The following is a summary of the unaudited pro forma historical results, as if the entities acquired in 2015 and 2016 had been acquired at January 1, 2015 (in thousands, except per share data):

	Six Months Ended June 30,
In thousands (except per share data)	2016	2015
Total revenues	121,612	118,159
Net income (loss)	17,562	(2,356)
Basic net income (loss) per share	$0.60	$(0.09)
Diluted net income (loss) per share	$0.59	$(0.09)

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

As of December 31, 2015 the fair value of our investments was $3.2 million. There were no investments held as of June 30, 2016.

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

As of June 30, 2016 and December 31, 2015, our major classes of fixed assets consisted of the following:

In thousands	June 30, 2016	December 31, 2015
	(Unaudited)
Fixed Assets
Computer equipment, software and furniture and fixtures	$8,718	$8,124
Building	1,428	1,428
Leasehold improvements	3,820	3,733
Total fixed assets	13,966	13,285
Less accumulated depreciation and amortization	(8,948)	(8,193)
Fixed assets, net of accumulated depreciation and amortization	$5,018	$5,092

Other Long Term Assets

Other long term assets, which are solely comprised of capitalized policy and claims administration system development costs, are also stated at cost, net of accumulated depreciation. Expenditures for capitalized policy and claims administration system development costs are capitalized and depreciated on a straight line basis over a five-year estimated useful life.

As of June 30, 2016 and December 31, 2015, other long term assets consisted of the following:

In thousands	June 30, 2016	December 31, 2015
	(Unaudited)
Other long term assets
Capitalized policy and claims administration system development costs	$19,312	$17,712
Less accumulated depreciation	(7,975)	(6,284)
Other long term assets, net of accumulated depreciation	$11,337	$11,428

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

Goodwill

Goodwill represents the excess of consideration paid over the fair value of net assets acquired. Goodwill is not amortized but is tested at least annually for impairment (or more frequently if certain indicators are present or management otherwise believes it is appropriate to do so). In the event that management determines that the value of goodwill has become impaired, we will record a charge for the amount of impairment during the fiscal quarter in which the determination is made. We determined that there was no impairment as of June 30, 2016.

The Company acquired $4.9 million of goodwill during the six-month period ended June 30, 2016 as a result of the acquisitions discussed in Note 3, Business Combinations. Changes in goodwill are summarized as follows:

In thousands
Balance as of December 31, 2015	$118,141
Goodwill acquired	4,893
Acquisition adjustments	(1,346)
Balance as of June 30, 2016	$121,688

For the six months ended June 30, 2016, the Company recorded measurement period adjustments to Goodwill of $1.3 million, which reflects an increase in the carrying amount of tangible net assets related to certain acquisitions. Provisional estimates of fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date were established and reviewed within the first year of operation.

Intangible Assets

Intangible assets that have finite lives are amortized over their useful lives. The company acquired $10.1 million of intangible assets during the six-month period ended June 30, 2016 as a result of the acquisitions discussed in Note 3, Business Combinations. The intangible assets, their original fair values, and their net book values are detailed below as of the dates presented:

	June 30, 2016			December 31, 2015
In thousands	Gross Asset	Accumulated Amortization	Net Asset	Gross Asset	Accumulated Amortization	Net Asset
	(Unaudited)
Intangible Assets
Service contracts	$35,120	$(8,402)	$26,718	$35,120	$(6,204)	$28,916
Customer and carrier relationships	40,243	(3,894)	36,349	31,039	(1,947)	29,092
Non-compete agreements	4,860	(2,716)	2,144	4,739	(1,505)	3,234
Developed technology	13,268	(2,972)	10,296	13,268	(1,647)	11,621
Trade names	3,829	(477)	3,352	3,029	(211)	2,818
Total	$97,320	$(18,461)	$78,859	$87,195	$(11,514)	$75,681

The table below reflects the estimated amortization expense for the Company’s intangible assets for each of the next five years and thereafter:

In thousands	June 30, 2016
Amortization expense	(Unaudited)
2016 (remaining six months)	$7,029
2017	12,554
2018	11,629
2019	11,629
2020	9,984
Thereafter	26,034
Total	$78,859

7.	Notes Payable and Lines of Credit

As of June 30, 2016 and December 31, 2015, notes payable were comprised of the following:

In thousands	June 30, 2016	December 31, 2015
	(Unaudited)
BMO Senior Secured Term Loans	$103,750	$106,500
Less current portion of notes payable	(6,188)	(5,500)
Less deferred loan fees	(2,203)	(2,352)
Notes Payable	$95,359	$98,648

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

As of June 30, 2016 the outstanding balance under our Senior Secured Credit Facility was $137.7 million (comprised of $103.8 million outstanding under the term loan facility and $33.9 million outstanding under the revolving credit facility). Accordingly, we had $6.1 million available to borrow under the revolving credit facility.

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

As of June 30, 2016, we were in compliance with the financial and other restrictive covenants under our outstanding material debt obligations, including our Senior Secured Credit Facility.

8.	Capital Lease Obligations

Equipment subject to capital lease is comprised of capitalized policy and claims administration software development costs and related computer equipment. Monthly payments on the capital lease, which expires on December 3, 2016, were approximately $0.2 million as of December 30, 2016. Payments may be adjusted in connection with a change in the interest rate swap rate quoted in the Bloomberg Swap Rate Report. The Company’s obligations for future payments on the capital lease as of June 30, 2016, based on the interest rate swap rate in effect on that date, are as follows:

In thousands	Principal	Interest	Total
2016	1,025	14	1,039

9.	Earnings Per Share

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

The components of basic and diluted EPS are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands (except earnings per share)	2016	2015	2016	2015
Basic net earnings (loss) per share
Net income (loss) available to common shareholders	$14,159	$1,020	$17,560	$(3,796)
Weighted average number of common shares outstanding	30,903	26,390	29,155	25,601
Basic net earnings (loss) per share	$0.46	$0.04	$0.60	$(0.15)
Diluted net earnings (loss) per share
Net income (loss) available to common shareholders	$14,159	$1,020	$17,560	$(3,796)
Adjustments to net income (loss) applicable to dilutive shares	—	—	—	—
Net earnings (loss) attributable to diluted shares	$14,159	$1,020	$17,560	$(3,796)
Weighted average number of common shares outstanding	30,903	26,390	29,155	25,601
Dilutive effect of warrants, options, and restricted shares using the treasury stock method	737	403	652	—
Weighted average number of common and common equivalent shares outstanding	31,640	26,793	29,807	25,601
Diluted net earnings (loss) per share	$0.45	$0.04	$0.59	$(0.15)

On March 3, 2016, the Board of Directors approved a $15 million stock repurchase program. Under the new Repurchase Program, the Company may repurchase up to a maximum of $15 million of its common stock.  Pursuant to the Fourth Amendment to the BMO Credit Facility, the Company may purchase no more than 1,000,000 shares in any calendar month. Total purchases under the plan as of June 30, 2016 were 1,360,457 shares for a purchase price of $8.7 million in the open market. As of June 30, 2016, all 1,360,457 of the repurchased shares have been retired and none remain as treasury shares.

For the six months ended June 30, 2016 there were 1.2 million weighted average stock options that were not dilutive.

Effective on April 7, 2016 the Series B warrants were fixed at 4.9 million shares. The Series B warrants are included in the computation of both basic and diluted earnings per share from April 7, 2016 until the warrant shares are settled in accordance with ASC 260. The weighted average impact from the Series B warrants to basic and diluted earnings per share for the six months ended June 30, 2016 was 2.3 million shares. The Series A warrant shares are included in diluted earnings per share using the treasury stock method for the six months ended June 30, 2016. As a result of the net income for the six months ended June 30, 2016, basic earnings per share reflect $0.60 per share and the diluted earnings per share was $0.59 per share.

Due to the net loss of $3.8 million reported for the six months ended June 30, 2015, weighted average outstanding detachable common stock warrants representing 117,865 shares of common stock and restricted shares representing 199,981 shares of common stock were not dilutive.  As a result, basic and diluted earnings per share both reflect a net loss of $0.15 per share for the six months then ended.

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

Stock Options

In the six months ended June 30, 2016, we issued stock options as incentive compensation for officers and certain key employees. The exercise price of each stock option is the closing market price of our common stock on the date of grant. The options will vest in three equal annual installments on the first, second and third anniversaries of grant and expire 10 years after the grant date. The fair values of these stock options were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

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

For the six months ended June 30, 2016, we awarded 68,533 options and 111,876 were forfeited, leaving 1,161,366 outstanding.  At June 30, 2016 the intrinsic value of these options was $127 thousand. The fair value of the options at grant date was $16.2 million. Option activity for the six months ended June 30, 2016 was as follows:

In thousands, except weighted-average price and remaining contractual term	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	1,205	$14.41	8.5	$—
Options granted	68	$6.32	9.8	$127
Options exercised	—	$—
Options cancelled or forfeited	(112)	$14.87
Options outstanding at June 30, 2016	1,161	$14.09	8.2	$—
Options expected to vest at June 30, 2016	781	$13.97	8.2	$—
Options exercisable at June 30, 2016	380	$13.71	8.2	$—

For the three and six months ended June 30, 2016, we recognized $0.3 million and $0.6 million of stock compensation expense associated with these options, and there was $1.2 million of total unrecognized stock compensation cost related to unvested stock options that is expected to be recognized over a period of approximately 1.7 years.

Restricted Stock Awards

In the six months ended June 30, 2016, we issued 101,352 restricted shares as incentive compensation for officers, directors, and certain key employees, 51,707 restricted shares were forfeited and 161,345 were settled leaving 442,515 remaining restricted shares outstanding as of June 30, 2016. The fair market value of outstanding restricted shares at June 30, 2016 was $3.6  million. Grants of restricted shares for the six months ended June 30, 2016 were as follows:

In thousands, except weighted-average fair value price	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted shares outstanding at December 31, 2015	554	$14.48
Restricted shares granted	101	$6.16
Restricted shares vested	(161)	$14.20
Restricted shares forfeited	(52)	$15.95
Unvested restricted shares outstanding as of June 30, 2016	442	$12.50

For the three and six months ending, June 30, 2016, we recognized $0.8 million and $1.7 million of stock compensation expense associated with these restricted shares, and there was $2.5 million of total unrecognized stock compensation cost related to unvested restricted stock to be recognized over a period of approximately 1.3 years.

Restricted Stock Units

During the six months ended June 30, 2016, we issued 16,440 restricted stock units, 20,880 were forfeited, 38,286 vested, resulting in 126,384 restricted stock units outstanding as of June 30, 2016. The fair market value of these restricted share units at June 30, 2016 was $1.0 million.  During the three and six months ended June 30, 2016, we recognized $0.2 million and $0.4 million of stock compensation expense associated with these restricted stock units. Unrecognized stock compensation expense associated with RSUs is $0.8 million and will be recognized over the remaining contractual lives of these awards, approximately 1.9 years.

In thousands, except weighted-average fair value price	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted stock units outstanding at December 31, 2015	169	$15.03
Restricted stock units granted	16	$6.82
Restricted stock units vested	(38)	$14.41
Restricted stock units forfeited	(21)	$14.92
Unvested restricted stock units outstanding as of June 30, 2016	126	$14.17

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

The Company’s equity and fixed income security investments and forward purchase assets for which carrying values were equal to fair values, classified by level within the fair value hierarchy, were as follows as of June 30, 2016 and December 31, 2015:

	Fair Value Measurement, Using
June 30, 2016 (in thousands)	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common and preferred stocks	$—	$—	$—	$—
Corporate notes and bonds	—	—	—	—
Forward purchase asset	—	—	51,883	51,883
Total	$—	$—	$51,883	$51,883

	Fair Value Measurement, Using
December 31, 2015 (in thousands)	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common and preferred stocks	$384	$—	$—	$384
Corporate notes and bonds	2,789	—	—	2,789
Forward purchase asset	—	—	28,120	28,120
Total	$3,173	$—	$28,120	$31,293

The following is a reconciliation of the fair value of the Company’s financial assets that were measured using significant unobservable (Level 3) inputs:

Three Months Ended June 30, 2016 (in thousands)	Forward Purchase Asset	Total
Fair value, January 1, 2016	$28,120	$28,120
Increase in fair value of forward purchase asset	23,763	23,763
Fair Value, June 30, 2016	$51,883	$51,883

The Company’s earnout obligations of acquisitions, deferred purchase consideration, and warrant redemption liability, for which carrying values were equal to fair values, classified by level within the fair value hierarchy, were as follows as of June 30, 2016 and December 31, 2015:

	Fair Value Measurement, Using
June 30, 2016 (in thousands)	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Earnout payable on acquisitions	$—	$—	$12,982	$12,982
Deferred purchase consideration	—	—	500	500
Warrant redemption liability	—	—	51,883	51,883
Total	$—	$—	$65,365	$65,365

	Fair Value Measurement, Using
December 31, 2015 (in thousands)	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Earnout payable on acquisitions	$—	$—	$12,383	$12,383
Deferred purchase consideration	—	—	6,128	6,128
Warrant redemption liability	—	—	28,120	28,120
Total	$—	$—	$46,631	$46,631

The following is a reconciliation of the fair value of the Company’s financial liabilities that were measured using significant unobservable (Level 3) inputs:

Six Months Ended June 30, 2016 (in thousands)	Earnout Payable	Deferred Purchase Consideration	Warrant Redemption Liability	Total
Fair value, January 1, 2016	$12,383	$6,128	$28,120	$46,631
Record present value earnout payable on acquisitions	7,750	—	—	7,750
Earnout payments made	(5,214)	—	—	(5,214)
Decrease in fair value of earn-out liability	(1,932)	—	—	(1,932)
Adjust fair value of earn-out for obligation of seller	(5)	—	—	(5)
Deferred purchase payments made	—	(4,350)	—	(4,350)
Equity issued for deferred purchase consideration	—	(563)	—	(563)
Acquisition adjustment to purchase price	—	(759)	—	(759)
Amortize present value discount on deferred purchase consideration	—	44	—	44
Increase in fair value of warrant redemption liability	—	—	23,763	23,763
Fair Value, June 30, 2016	$12,982	$500	$51,883	$65,365

12. Related Party Transactions

Relationship and Transactions with Guarantee Insurance Group and Guarantee Insurance

As of August 3, 2016 Steven M. Mariano, our founder, Chief Executive Officer and Chairman, beneficially owned 54.7% of the outstanding shares of our common stock and substantially all of the outstanding equity of Guarantee Insurance Group. As a result, our transactions with Guarantee Insurance Group and its subsidiaries, including Guarantee Insurance and GUI, are related party transactions.

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

Fee income from related party for the three months ended June 30, 2016 and 2015 was $16.0 million and $20.5 million, respectively, and constituted 28% and 43% of total fee income. Fee income derived from our contracts and relationships with Guarantee Insurance for the three months ended June 30, 2016 and 2015 was $31.3 million and $33.2 million respectively, and constituted 55% and 70% of total fee income and fee income from related party for the three months ended June 30, 2016 and 2015, respectively.

  Fee income from related party for the six months ended June 30, 2016 and 2015 was $40.4 million and $45.1 million, respectively, and constituted 33% and 50% of total fee income and fee income from related party for the six months ended June 30, 2016 and 2015, respectively. Fee income derived from our contracts and relationships with Guarantee Insurance for the six months ended June 30, 2016 and 2015 was $71.4 million and $68.7 million respectively, and constituted 59% and 76% of total fee income and fee income from related party for the six months ended June 30, 2016 and 2015, respectively.

Fee income receivable from related party was $27.2 million as of June 30, 2016 and $27.0 million as of December 31, 2015.

Our prices by customer for our brokerage and policyholder services and claims administration services were unchanged for the three and six month periods ended June 30, 2016 and 2015, and, accordingly, the net increase in fee income was solely related to changes in the volume of business we managed.

Because fee income from related party for claims administration services is based on the net portion of claims expense retained by Guarantee Insurance, as described in Note 13, Concentration, the Company’s revenues attributable to contracts with Guarantee Insurance do not necessarily represent fee income from related party.

During the six months ended June 30, 2016, Patriot completed and amended agreements between its operating subsidiaries and Guarantee Insurance Company in the normal course of business.  These include an agreement and subsequent amendments to the agreement effective January 1, 2016 between Guarantee and Patriot Underwriters regarding rates for agent commission. Additionally, Patriot National, Inc. executed an agreement on January 15, 2016 with Guarantee Insurance Group for legal advisory services, for which Patriot received fees of $0.8  million.

Loan Arrangements and Receivable from Affiliates

As of June 30, 2016, we had a net receivable from related parties of $1.6 million due from entities controlled by Mr. Mariano, our founder, Chairman, President and Chief Executive Officer. As of December 31, 2015, we had a net receivable from related parties amount of approximately $0.5 million due from entities controlled by Mr. Mariano.

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

For the six months ended June 30, 2016, approximately 59% of total combined fee income and fee income from related party was attributable to contracts with Guarantee Insurance, the Company’s largest customer and a related party, and approximately 6% was attributable to contracts with the Company’s second largest customer. For the six months ended June 30, 2015, approximately 76% of total combined fee income and fee income from related revenues was attributable to contracts with Guarantee Insurance, and approximately 9% were attributable to contracts with the Company’s second largest customer.

As of June 30, 2016, approximately 76% of combined fee income receivable and fee income receivable from related party was attributable to contracts with Guarantee Insurance and approximately 2% of combined fee income receivable and fee income receivable from related party were attributable to contracts with the Company’s second largest customer. As of December 31, 2015, approximately 77% of combined fee income receivable and fee income receivable from related party was attributable to contracts with Guarantee Insurance and approximately 3% of combined fee income receivable and fee income receivable from related party was attributable to contracts with the Company’s second largest customer.

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

The estimated fair value of the redeemable warrants is reflected as warrant redemption liability in the accompanying consolidated balance sheets as of June 30, 2016 and December 31, 2015, and the change in the liability is reflected as an increase (decrease) in fair value of warrant redemption liability in the accompanying consolidated statements of operations. In estimating the value of the redeemable warrants and common stock, giving consideration to all valuation approaches and methods in its analysis and ultimately relying on a variety of established appraisal methods and techniques, applying a Monte Carlo simulation of estimated value, the guideline public company method in combination with the discounted future returns method and, as appropriate, the option pricing model using Black Scholes. Various valuation indications are weighted using the Probability-Weighted Expected Return Method (PWERM) in accordance with the AICPA’s Accounting and Valuation Guide: Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

As of June 30, 2016, the estimated fair value of Series A and Series B warrant redemption liabilities was $51.9 million. We estimated the fair value of New Series A Warrants as of June 30, 2016. The payoff structure of New Series A Warrants can be replicated by purchasing (i) 0.15 units of Common Stock and (ii) 0.85 units of call option on Common Stock at an adjusted strike price (dollar strike price divided by 85%). The value of call option was estimated using Black Scholes. The estimated fair value of the New Series B Warrants was determined as the closing share price at June 30, 2016 less the exercise price of $0.01.

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

The effective tax rate is based on forecasted annual pre-tax income, permanent differences and statutory tax rates. For the six months ended June 30, 2016, the effective income tax rate was 36%.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax in multiple states with heavy concentration in Florida, California, and Pennsylvania. The net deferred tax asset as of June 30, 2016 was $12.5 million, which is primarily related to intangible asset amortization of completed acquisitions.

As of December 31, 2015, the Company maintained a valuation allowance for the net deferred tax asset. A valuation allowance is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized, considering both positive and negative evidence. We determined as of December 31, 2015 that it was more likely than not that all or part of the benefit related to such assets would not be realized, primarily due to uncertainty of future performance for acquired businesses in our projections.

The underlying assumptions we use in forecasting future taxable income require significant judgment and take into account our recent performance. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences reverse.

As of June 30, 2016, the Company and its subsidiaries released the valuation allowance related to the $12.5 million net deferred tax asset. As a result of positive evidence from performance during the six months ended June 30, 2016 related to recently acquired businesses, and greater certainty of forecasts for 2016 and beyond, we determined that it was more likely than not the future tax benefit related to the deferred tax asset will be realized as of June 30, 2016.

At June 30, 2016 and December 31, 2015, the Company had no unrecognized tax benefits and no amounts recorded for uncertain tax positions.

17.Subsequent Events

On August1, 2016, the Issuer stated that a special committee of independent directors (the “Special Committee”) of the Board received and is considering an offer from Ebix, Inc. (“Ebix”) to acquire 100% of the outstanding stock of the Issuer. The Special Committee is continuing to explore other strategic alternatives for the Issuer to maximize value for shareholders, including a possible sale of the Issuer. Neither the Board nor the Special Committee has made a decision to enter into any transaction or other alternative.

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

Recent Events

On March 3, 2016, the Board of Directors approved a $15 million stock repurchase program. Under the new Repurchase Program, the Company may repurchase up to a maximum of $15 million of its common stock.  Pursuant to the Fourth Amendment to the BMO Credit Facility, the Company may purchase no more than 1,000,000 shares in any calendar month. Total purchases under the plan as of June 30, 2016 were 1,360,457 shares for a purchase price of $8.7 million in the open market. As of June 30, 2016, all 1,360,457 of the repurchased shares have been retired and none remain as treasury shares.

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

On August1, 2016, the Issuer stated that a special committee of independent directors (the “Special Committee”) of the Board received and is considering an offer from Ebix, Inc. (“Ebix”) to acquire 100% of the outstanding stock of the Issuer. The Special Committee is continuing to explore other strategic alternatives for the Issuer to maximize value for shareholders, including a possible sale of the Issuer. Neither the Board nor the Special Committee has made a decision to enter into any transaction or other alternative.

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

Reference Premium Written

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2016	2015	2016	2015
Gross Reference Premium Written	$121,836	$102,100	$266,179	$221,622
Reference Premium Written	$124,739	$103,048	$272,992	$206,050

Gross reference premium written for the three months ended June 30, 2016 was $121.8 million compared to $102.1 million for the three months ended June 30, 2015, an increase of $19.7 million. The increase was attributable to the inception of new contracts with AIG and certain other insurance carrier clients, which generated an increase in gross reference premium of $34.5 million, and an increase in Zurich of $2.2 million for the three months, which was partially offset by a decrease of $9.6 million with Scottsdale and a decrease of $7.4 million with Guarantee Insurance.

Gross reference premium written for the six months ended June 30, 2016 was $266.2 million compared to $221.6 million for the six months ended June 30, 2015, an increase $44.6 million. The increase was attributable to the inception of new contracts with AIG and certain other insurance carrier clients, which generated an increase in gross reference premium of $68.1 million, and an increase in Zurich of $6.2 million for the six months, which was partially offset by a decrease of $16.3 million with Scottsdale and a decrease of $13.5 million with Guarantee Insurance.

Reference premium written for the three months ended June 30, 2016 was $124.7 million compared to $103.0 million for the three months ended June 30, 2015, an increase of $21.7 million The increase was attributable to the inception of new contracts with AIG and certain other insurance carrier clients, which generated an increase in reference premium written of $32.5 million, and was partially offset by a decrease of $3.4 million with Scottsdale and a decrease of $7.4 million with Guarantee Insurance.

Reference premium written for the six months ended June 30, 2016 was $273.0 million compared to $206.1 million for the six months ended June 30, 2015, an increase of $66.9 million The increase was attributable to the inception of new contracts with AIG and certain other insurance carrier clients, which generated an increase in reference premium written of $84.6 million, and was partially offset by a decrease of $2.8 million with Zurich, a decrease of $1.4 million with Scottsdale and a decrease of $13.5 million with Guarantee Insurance.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure and is not in accordance with, or an alternative to, the GAAP information provided in this Quarterly Report on Form 10-Q. For further information regarding our use of non-GAAP financial measures and a reconciliation of Adjusted EBITDA to Net income (loss), see “—Reconciliations to Non-GAAP Key Performance Measures”.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2016	2015	2016	2015
Net income (loss)	$14,159	$1,020	$17,560	$(3,796)
Adjusted EBITDA	$10,681	$11,381	$26,340	$22,209

Adjusted EBITDA for the three months ended June 30, 2016 was $10.7 million compared to $11.4 million for the three months ended June 30, 2015, a decrease of $0.7 million. The decrease was attributable to a $9.8 million increase in total expenses (excluding depreciation and amortization, changes in fair value of warrant liabilities, non-cash stock compensation, severance expense, acquisition costs, public offering costs, costs related to the extinguishment of debt, interest expense, fair value of earn-out liability adjustment and income tax expense which are added back to net income to arrive at Adjusted EBITDA), partially offset by a $9.1 million increase in total fee income and fee income from related party, all of which are discussed more fully below.

Adjusted EBITDA for the six months ended June 30, 2016 was $26.3 million compared to $22.2 million for the six months ended June 30, 2015, an increase of $4.1 million. The increase was attributable to a $30.9 million increase in total fee income and fee income from related party, partially offset by a $26.8 million increase in total expenses (excluding depreciation and amortization, changes in fair value of warrant liabilities, non-cash stock compensation, severance expense, acquisition costs, public offering costs, costs related to the extinguishment of debt, interest expense, and income tax expense which are added back to net income to arrive at Adjusted EBITDA), all of which are discussed more fully below.

Operating Cash Flow

Operating cash flow is a non-GAAP financial measure and is not in accordance with, or an alternative to, the GAAP information provided in this Quarterly Report on Form 10-Q. For further information regarding our use of non-GAAP financial measures and a reconciliation of Operating cash flow to Net income (loss), see “—Reconciliations to Non-GAAP Key Performance Measures”.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2016	2015	2016	2015
Net income (loss)	$14,159	$1,020	$17,560	$(3,796)
Net cash provided by operating activities	$4,589	$3,707	$23,243	$4,644
Operating cash flow	$8,478	$9,152	$21,653	$17,666

Operating cash flow for the three months ended June 30, 2016 was $8.5 million compared to $9.2 million for the three months ended June 30, 2015, a decrease of $0.7 million.  Operating cash flow is defined as Adjusted EBITDA, less income tax expense, interest expense, and capital expenditures. The decrease was primarily attributable to the $0.7 million decrease in Adjusted EBITDA described above for the three months ended June 30, 2016.

Operating cash flow for the six months ended June 30, 2016 was $21.7 million compared to $17.7 million for the six months ended June 30, 2015, an increase of $4.0 million.  Operating cash flow is defined as Adjusted EBITDA, less income tax expense, interest expense, and capital expenditures. The increase was primarily attributable to the $4.1 million increase in Adjusted EBITDA described above for the six months ended June 30, 2016.

Adjusted Earnings

Adjusted Earnings is a non-GAAP financial measure and is not in accordance with, or an alternative to, the GAAP information provided in this Quarterly Report on Form 10-Q. For further information regarding our use of non-GAAP financial measures and a reconciliation of Operating cash flow to Net income (loss), see “—Reconciliations to Non-GAAP Key Performance Measures”.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2016	2015	2016	2015
Net income (loss)	$14,159	$1,020	$17,560	$(3,796)
Adjusted earnings	$2,798	$4,490	$8,597	$8,917

Adjusted Earnings for the three months ended June 30, 2016 were $2.8 million as compared to $4.5 million for the three months ended June 30, 2015, a decrease of $1.7 million.  The decrease was attributable to a $10.8 million increase in total expenses (excluding changes in fair value of warrant liabilities, non-cash stock compensation, severance expense, acquisition costs, public offering costs, and costs related to the extinguishment of debt which are added back to net income to arrive at Adjusted Earnings), partially offset by $9.1 million increase in total fee income and fee income from related party, all of which are discussed more fully below.

Adjusted Earnings for the six months ended June 30, 2016 were $8.6 million as compared to $8.9 million for the six months ended June 30, 2015, a decrease of $0.3 million.  The decrease was attributable to a $31.1 million increase in total expenses (excluding changes in fair value of warrant liabilities, non-cash stock compensation, severance expense, acquisition costs, public offering costs, and costs related to the extinguishment of debt which are added back to net income to arrive at Adjusted Earnings), partially offset by $30.8 million increase in total fee income and fee income from related party, all of which are discussed more fully below.

Results of Operations

The following table sets forth certain combined statement of operations data derived from our unaudited combined financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2016	2015	2016	2015
Consolidated Statement of Operations Data
Revenues
Fee income	$40,483	$26,932	$80,900	$45,301
Fee income from related party	15,987	20,456	40,437	45,079
Total fee income and fee income from related party	56,470	47,388	121,337	90,380
Net investment income	—	35	35	36
Net realized losses on investments	—	(91)	(295)	(91)
Total Revenues	56,470	47,332	121,077	90,325
Expenses
Salaries and related expenses	22,341	17,765	45,981	32,233
Commission expense	10,991	8,494	24,127	17,383
Outsourced services	3,625	2,792	7,195	5,254
Other operating expenses	9,501	6,954	19,298	13,285
Acquisition costs	411	2,315	1,025	2,919
Interest expense	1,376	605	2,788	1,863
Depreciation and amortization	4,700	3,392	9,417	5,695
Stock compensation expense	1,277	3,670	2,701	6,205
Decrease in fair value of earn-out liability	(1,932)	—	(1,932)	—
Decrease in fair value of warrant redemption liability	—	—	—	(1,385)
Costs related to extinguishment of debt	—	—	—	13,681
Total Expenses	52,290	45,987	110,600	97,133
Net Income (Loss) before income tax (benefit) expense	4,180	1,345	10,477	(6,808)
Income tax (benefit) expense	(10,007)	288	(7,148)	(3,064)
Net Income (Loss) Including Non-Controlling Interest in Subsidiary	14,187	1,057	17,625	(3,744)
Net Income attributable to Non-controlling interest in subsidiary	28	37	65	52
Net Income (Loss)	$14,159	$1,020	$17,560	$(3,796)

Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015

Revenues:

Total Fee Income and Fee Income from Related Party. Total fee income and fee income from related party for the three months ended June 30, 2016 was $56.5 million compared to $47.4 million for the three months ended June 30, 2015, an increase of $9.1 million or approximately 19%. The increase in fee income and fee income from related party was primarily related to increases in the volume of business we managed and from acquisitions completed since January 2015.

Total fee income and fee income from related party for the six months ended June 30, 2016 was $121.3 million compared to $90.4 million for the three months ended June 30, 2015, an increase of $30.9 million or approximately 34%. The increase in fee income and fee income from related party was primarily related to increases in the volume of business we managed and from acquisitions completed since January 2015.

For the three and six months ended June 30, 2016, approximately 55% and 59% of our total fee income and fee income from related party was attributable to our contracts with Guarantee Insurance, a related party, and approximately 6% of our total fee income and fee income from related party was attributable to contracts with our second largest client for both the three and six months ended June 30, 2016.

For the three and six months ended June 30, 2015 approximately 70% and 76% of our total fee income and fee income from related party was attributable to our contracts with Guarantee Insurance, and approximately 9% of our total fee income and fee income from related party were attributable to our contracts with our second largest client for both the three and six months ended June 30, 2015.

Fee Income. Fee income, which represents fee income from non-related parties, for the three months ended June 30, 2016 was $40.5 million compared to $26.9 million for the three months ended June 30, 2015, an increase of $13.6 million or 50%.  For the six months ended June 30, 2016 and June 30, 2015, fee income was $80.9 million versus $45.3 million, an increase of $35.6 million or 79%.

Our prices by customer for our brokerage and policyholder services and claims administration services were unchanged for the six-month period ended June 30, 2016 relative to the six-month period ended June 30, 2015, and, accordingly, the net increase in fee income was solely related to changes in the volume of business we managed.

Fee Income from Related Party. Fee income from related party for the three months ended June 30, 2016 was $16.0 million compared to $20.5 million for the three months ended June 30, 2015, a decrease of $4.5 million.  For the six months ended June 30, 2016 and June 30, 2015 fee income from related party was $40.4 million versus $45.1 million, a decrease of $4.6 million.

Our prices by customer for our brokerage and policyholder services and claims administration services were unchanged for the three and six-month period ended June 30, 2016 relative to the three and six-month period ended June 30, 2015, and accordingly, the net increase in fee income was solely related to changes in the volume of business we managed.

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

Net Investment Income. Net investment income was $0 for the three months ended June 30, 2016 compared to $35 thousand for the three months ended June 30, 2015.  For the three months ended June 30, 2016, the net loss on investments was $0 million compared to $91 thousand for the three months ended June 30, 2015.

Net investment income was $35 thousand for the six months ended June 30, 2016 compared to $36 thousand for the six months ended June 30, 2015.  For the three months ended June 30, 2016, the net loss on investments was $295 thousand compared to $91 thousand for the six months ended June 30, 2015.

Expenses:

Salaries and Related Expenses. Salaries and related expenses for the three months ended June 30, 2016 were $22.3 million compared to $17.8 million for the three months ended June 30, 2015, an increase of $4.5 million.

Salaries and related expenses for the six months ended June 30, 2016 were $46.0 million compared to $32.2 million for the six months ended June 30, 2015, an increase of $13.8 million.

This increase was principally driven by additional headcount incurred to increase revenue, both organically and through acquisition.

Commission Expense. Commission expense for the three months ended June 30, 2016 was $11.0 million compared to $8.5 million for the three months ended June 30, 2015, an increase of $2.5 million.  This increase was a direct result of the increased fee income and fee income from related party recognized as a result of the increased volume in the business we manage.

Commission expense for the six months ended June 30, 2016 was $24.1 million compared to $17.4 million for the six months ended June 30, 2015, an increase of $6.7 million.  This increase was a direct result of the increased fee income and fee income from related party recognized as a result of the increased volume in the business we manage.

Outsourced Services. Outsourced services for the three months ended June 30, 2016 were $3.6 million compared to $2.8 million for the three months ended June 30, 2015, an increase of $0.8 million. This increase was principally due to the services that are outsourced by Global HR Research LLC, an acquisition made as of August 31, 2015.

Outsourced services for the six months ended June 30, 2016 were $7.2 million compared to $5.3 million for the six months ended June 30, 2015, an increase of $1.9 million. This increase was principally due to the services that are outsourced by Global HR Research LLC, an acquisition made as of August 31, 2015.

Other Operating Expenses. Other operating expenses for the three months ended June 30, 2016 were $9.5 million compared to $7.0 million for the three months ended June 30, 2015, an increase of $2.5 million.

Other operating expenses for the six months ended June 30, 2016 were $19.2 million compared to $13.3 million for the six months ended June 30, 2015, an increase of $5.9 million.

The increase of other operating expense corresponds to the increased volume in business we manage.

Acquisition Costs. For the three months ended June 30, 2016 and 2015, we incurred $0.4 million and $2.3 million of acquisition costs. For the six months ended June 30, 2016 and 2015, we incurred $1.0 million and $2.9 million of acquisition costs.  These costs were predominantly comprised of salary and related expenses, professional costs and other fees associated with acquisition activities.

Interest Expense. Interest expense for the three months ended June 30, 2016 was $1.4 million compared to $0.6 million for the three months ended June 30, 2015, an increase of $0.8 million. Interest expense for the six months ended June 30, 2016 was $2.8 million compared to $1.9 million for the six months ended June 30, 2015, an increase of $0.9 million.  The increase was attributable to higher average outstanding debt balances as well as the amortization of deferred loan costs associated with the amendments to our Senior Credit facility.

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2016 was $4.7 million compared to $3.4 million for the three months ended June 30, 2015, an increase of $1.3 million. Depreciation and amortization for the six months ended June 30, 2016 was $9.4 million compared to $5.7 million for the six months ended June 30, 2015, an increase of $3.7 million. The increase was attributable mainly to the increased intangible asset amortization associated with our acquisitions.

Stock Compensation Expense. The Company recognized $1.3 million of stock compensation expense during the three months ended June 30, 2016 as compared to $3.7 million for the three months ended June 30, 2015. We recognized $2.7 million of stock compensation expense for the six months ended June 30, 2016 as compared to $6.2 million for the six months ended June 30, 2015.   Stock compensation expense is related to restricted stock and stock option awards. See Note 10, Stock-Based Compensation, for further detail related to these awards and the recognized expense.

Decrease (Increase) in Fair Value of Warrant Redemption Liability. There was a $3.1 million increase in the fair value of warrant redemption liability for the three months ending June 30, 2016, which was fully offset by a corresponding $3.1 million increase in the fair value of the forward purchase asset, which represents the Back-to-Back agreement. There was a $23.8 million increase in the fair value of warrant redemption liability for the six months ending June 30, 2016, which was fully offset by a corresponding $23.8 million increase in the fair value of the forward purchase asset, which represents the Back-to-Back agreement.  These instruments are fully described in Note 12 Related Party and Note 15 Warrant Redemption Liability.  For the six months ended June 30, 2015 the decrease in fair value of warrant redemption liability was $1.4 million which reflects the change in fair value from estimated valuation on December 31, 2014 to the exercise of the detachable common stock warrants associated with Pennant Park on January 22, 2015. There was no remaining warrant redemption liability as of June 30, 2015 and no subsequent fair value adjustments were required.

Costs from the Extinguishment of Debt. For the three and six months ended June 30, 2016, there was no expense related to the extinguishment of debt as compared to $13.7 million for the six months ended June 30, 2015. The Company recognized expenses for “Make-Whole” payments upon repayment of the PennantPark Debt and UBS Debt on January 22, 2015. These expenses were comprised of $3.8 million to the PennantPark Entities and $0.5 million to UBS.  Due to the magnitude of these expenses, they are presented separately from interest expense in our combined results for the six months ended June 30, 2015. Additionally, the Company recognized $9.4 of costs from extinguishment of debt for the write-off of original issued discounts and deferred financing related to the Pennant Park and UBS facilities.

Income Tax (Benefit) Expense. Income tax benefit was $10.0 million for the three months ended June 30, 2016 compared to income tax expense of $0.3 million for the three months ended June 30, 2015, an increase in income tax benefit of $10.3 million.  Income tax benefit was $7.1 million for the six months ended June 30, 2016 compared to income tax benefit of $3.1 million for the six months ended June 30, 2015, an increase in income tax benefit of $4.0 million. For the three and six months ended June 30, 2016, the effective income tax rates were approximately 45% and 36%, respectively. The effective tax rate is based on forecasted annual pre-tax income, permanent differences and statutory tax rates.  The benefit for the three and six months ended June 30, 2016 was attributable to the reversal of $12.5 million of valuation allowance of deferred tax assets as of June 30, 2016. Please refer to Note 16 – Income taxes for further discussion.

Net Income:

As a result of the factors described above, net income increased by $13.1 million to a net income of $14.1 million for the three months ended June 30, 2016 as compared to net income of $1.0 million for the three months ended June 30, 2015.  For the six months ended June 30, 2016 net income was $17.6 million as compared to a net loss of $3.8 million for the six months ended June 30, 2015, an increase of $21.4 million

Seasonality

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

Liquidity and Capital Resources

Sources and Uses of Funds

Our principal needs for liquidity have been, and for the foreseeable future will continue to be cash generated from operations, working capital, capital expenditures and funding potential acquisitions, potential redemption of detachable common stock warrants, as well as servicing our Senior Secured Credit Facility. Our primary sources of liquidity include cash flows from operations and available cash and cash equivalents.

We believe that our cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the foreseeable future. As of June 30, 2016, our unrestricted cash and cash equivalents were $12.1 million. In addition, as of June 30, 2016, restricted cash was $20.8 million, which are funds we receive from our insurance carrier clients and are earmarked exclusively for payments of claims on behalf of such clients. We cannot use restricted cash for other purposes.

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

Cash Flows

The following table summarizes our cash flow activities for the six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2016	2015	2016	2015
Cash flow activities:
Net Cash Provided by Operating Activities	$4,589	$3,707	$23,243	$4,644
Net Cash Used in Investment Activities	(3,066)	(44,713)	(13,016)	(57,677)
Net Cash Provided by (Used in) Financing Activities	(1,180)	39,594	(6,482)	58,675

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2016 was $23.2 million compared to $4.6 million for the six months ended June 30, 2015, an increase of $18.6 million. The increase was largely attributable to favorable working capital due to payments made in 2015 related to the 2014 tax year, as well as an increase in cash earnings for the six months ended June 30, 2016 as compared to June 30, 2015.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 was $13.0 million compared to $57.7 million for the six months ended June 30, 2015, a decrease of $44.7 million. This decrease was attributable to funding of acquisitions of $9.0 million in 2016 from $47.5 million in 2015, a decrease of $38.5 million, the purchase of fixed assets and other long-term assets of $2.2 million in 2016 from $2.8 million in 2015, a decrease of $0.6 million, an increase in restricted cash of $4.7 million in 2016 from $4.0 million in 2015, an increase of $0.7 million, an increase in the proceeds from the sale of equity securities of $3.2 million in 2016, net of $0.3 million used for the purchase of equity securities 2016 compares with $0.3 million dollar sale of equity securities net of $3.6 million used for the purchase of equity securities as of June 30, 2015.

Financing Activities

Net cash used by financing activities for the six months ended June 30, 2016 was $6.4 million compared to net cash provided by financing activity of $58.7 million for the six months ended June 30, 2015, a decrease of $65.1 million. This decrease was attributable to $9.5 million of payments made in connection with acquisition earn-outs and $8.7 million for the repurchase of our common stock in 2016, net of $13.2 million in proceeds from borrowings under our revolving credit facility and $1.2 million in capital lease payments.

Capital Expenditures

For the six months ended June 30, 2016, we made capital expenditures of $2.2 million attributable to $0.6 million of fixed assets and $1.6 million of capitalized software development.  For the six months ended June 30, 2015, we made capital expenditures of $2.8 million attributable to $1.1 million of fixed assets and $1.7 million of capitalized software development.

Indebtedness

As of June 30, 2016, we had  $103.8 million of term loan debt outstanding under our Senior Secured Credit Facility reduced by deferred loan fees of $2.2 million, $33.9 million outstanding under our revolving credit facility, and we had $6.1 million available to borrow under the revolving credit. We had $1.0 million of capital leases outstanding as of June 30, 2016.

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

As of June 30, 2016, we were in compliance with the financial and other restrictive covenants under our outstanding material debt obligations, including our Senior Secured Credit Facility.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for us beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. We adopted the new guidance on January 1, 2016, it has not had a material impact on our consolidated financial statements other than reclassifying current deferred tax assets and liabilities to noncurrent in the balance sheet. See Note 16 to our consolidated financial statements for a discussion on income tax balances

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”, an update to ASC Topic 805, Business Combinations.  This update requires that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjusting amounts are determined. The amendment requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. We adopted this guidance as of January 1, 2016 and it has not had material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The update requires retrospective application. ASU 2015-03 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. We adopted this new guidance beginning January 1, 2016.

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

Reconciliations to Non-GAAP Key Performance Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Reconciliation from Net Income (Loss) to Adjusted EBITDA:
Net Income (Loss)	$14,159	$1,020	$17,560	$(3,796)
Income tax (benefit) expense	(10,007)	288	(7,148)	(3,064)
Interest expense	1,376	605	2,788	1,863
Depreciation and amortization	4,700	3,392	9,417	5,695
EBITDA	10,228	5,305	22,617	698
Net losses on investments	—	91	295	91
Public offering costs	81	—	91	—
Stock compensation expense	1,277	3,670	2,701	6,205
Acquisition costs	411	2,315	1,025	2,919
Non-recurring claims cost	300	—	300	—
Severance expense	316	—	1,243	—
Decrease in fair value of earn-out liability	(1,932)	—	(1,932)	—
Decrease in fair value of warrant redemption liability	—	—	—	(1,385)
Costs related to extinguishment of debt	—	—	—	13,681
Adjusted EBITDA	$10,681	$11,381	$26,340	$22,209
Calculation of Adjusted EBITDA margins:
Total Fee Income	$56,470	$47,388	$121,337	$90,380
Adjusted EBITDA	10,681	11,381	26,340	22,209
Adjusted EBITDA margins	18.9%	24.0%	21.7%	24.6%

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Reconciliation to Operating Cash Flow:
Adjusted EBITDA (calculated above)	$10,681	$11,381	$26,340	$22,209
Less: Income tax expense	—	(288)	—	—
Less: Cash interest expense (Interest expense less deferred loan fees)	(1,216)	(546)	(2,476)	(1,719)
Less: Purchase of fixed assets and other long-term assets	(987)	(1,395)	(2,211)	(2,824)
Operating cash flow	$8,478	$9,152	$21,653	$17,666

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Reconciliation from Net Cash Provided by Operating Activities to Operating Cash Flow:
Net Cash Provided by Operating Activities	$4,589	$3,707	$23,243	$4,644
Changes in certain assets and liabilities:
Increase (decrease) in:
Fee income receivable	(1,379)	4,495	(996)	5,016
Fee income receivable from related party	6,621	2,863	203	4,615
Other current assets	(184)	580	537	1,172
Decrease (increase) in:
Net payable to related parties	1,208	44	1,123	(1,703)
Deferred claims administration services income	(135)	(63)	896	147
Net advanced claims reimbursements	(709)	(2,965)	(1,888)	(3,590)
Income taxes payable, net of income tax benefit	(11,435)	77	(7,903)	11,961
Accounts payable and accrued expenses	(2,563)	(318)	(6,171)	(8,677)
Net income attributable to non-controlling interest in subsidiary	(28)	(37)	(65)	(52)
Public offering costs	81	—	91	—
Acquisition costs	411	2,315	1,025	2,919
Non-recurring claims cost	300	—	300	—
Severance expense	316	—	1,243	—
Early payment penalty on repayment of debt	—	—	—	4,339
Amortization of faciliation agreement	(230)	—	(230)	—
Deferred tax benefit from release of valuation allowance	12,529	—	12,529	—
Exercise of stock awards	157	—	157	—
Provision for uncollectible fee income	(84)	(151)	(230)	(301)
Purchase of fixed assets and other long-term assets	(987)	(1,395)	(2,211)	(2,824)
Operating cash flow	$8,478	$9,152	$21,653	$17,666

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Reconciliation from Net (Loss) Income to Adjusted Earnings:
Net Income (Loss)	$14,159	$1,020	$17,560	$(3,796)
Net income attributable to non-controlling interest in subsidiary	28	37	65	52
Income tax (benefit) expense	(10,007)	288	(7,148)	(3,064)
Net income (loss) before income tax expense	4,180	1,345	10,477	(6,808)
Adjustments to Net income (loss) before income tax expense:
Net losses on investments	—	91	295	91
Public offering costs	81	—	91	—
Stock compensation expense	1,277	3,670	2,701	6,205
Acquisition costs	411	2,315	1,025	2,919
Non-recurring claims cost	300	—	300	—
Severance expense	316	—	1,243	—
Decrease in fair value of earn-out liability	(1,932)	—	(1,932)	—
Decrease in fair value of warrant redemption liability	—	—	—	(1,385)
Costs related to extinguishment of debt	—	—	—	13,681
Total	453	6,076	3,723	21,511
Adjusted net income before income tax expense	4,633	7,421	14,200	14,703
Income tax expense at statutory rate	1,807	2,894	5,538	5,734
Adjusted Net Income Including Non-Controlling Interest in Subsidiary	2,826	4,527	8,662	8,969
Net income attributable to non-controlling interest in subsidiary	28	37	65	52
Adjusted Earnings	$2,798	$4,490	$8,597	$8,917
Calculation of Adjusted Earnings Per Common Share
Basic	$0.11	$0.17	$0.32	$0.35
Diluted	0.11	0.17	0.32	0.34
Weighted Average Common Shares Outstanding
Basic	26,390	26,390	26,898	25,601
Diluted	26,639	26,793	27,063	25,919
Statutory Tax Rate	39.0%	39.0%	39.0%	39.0%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2016, we were not subject to any material interest rate risk or credit risk, and we had no exposure to foreign currency risk.

ITEM 4.	CONTROLS AND PROCEDURES

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

PATRIOT NATIONAL, INC.

Date: August 15, 2016	By:	/s/ Thomas C. Shields
Executive Vice President, Chief Financial Officer
& Treasurer, Authorized Signatory