Form 10-Q
period 2016-09-30
Patriot National, Inc.
filed 2016-11-14
CIK 1619917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the registrant’s common stock outstanding on November 14, 2016 was 26,856,799.

PATRIOT NATIONAL, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PATRIOT NATIONAL, INC.

Consolidated Balance Sheet

(In thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash	$13,193	$8,372
Equity and fixed income security investments	—	3,173
Total cash and investments	13,193	11,545
Restricted cash	17,589	16,055
Fee income receivable	9,418	8,159
Fee income receivable from related party	35,306	27,036
Net receivable from related parties	2,698	499
Other current assets	1,769	2,046
Total current assets	79,973	65,340
Fixed assets, net	5,311	5,092
Goodwill	121,683	118,141
Intangible assets	75,344	75,681
Forward purchase asset	57,511	28,120
Deferred tax asset, net	13,626	—
Advance on facilitation agreement	1,547	2,000
Other long term assets	11,153	11,428
Total Assets	$366,148	$305,802
Liabilities and Equity
Liabilities
Deferred claims administration services income	$9,432	$10,639
Net advanced claims reimbursements	3,623	1,835
Income taxes payable	6,040	2,996
Current earn-out payable	4,746	10,556
Accounts payable, accrued expenses and other liabilities	42,867	32,809
Deferred purchase consideration	—	6,128
Revolver borrowings outstanding	33,932	18,032
Current portion of notes payable	6,875	5,500
Current portion of capital lease obligation	414	2,232
Total current liabilities	107,929	90,727
Earn-out payable	6,940	1,827
Notes payable, net of deferred loan fees	93,437	98,648
Warrant redemption liability	57,511	28,120
Total Liabilities	265,817	219,322
Equity
Preferred stock, $.001 par value; 100,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $.001 par value; 1,000,000 shares authorized, 26,845 issued and 26,487 outstanding as of September 30, 2016 and 28,105 issued and 27,550 outstanding as of December 31, 2015	21	21
Additional paid in capital	114,311	119,999
Accumulated deficit	(13,869)	(33,305)
Total Patriot National, Inc. Stockholders' Equity	100,463	86,715
Less Non-controlling interest	(132)	(235)
Total Equity	100,331	86,480
Total Liabilities and Equity	$366,148	$305,802

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2016	2015
Revenues
Fee income	$37,967	$34,759
Fee income from related party	22,253	23,773
Total fee income and fee income from related party	60,220	58,532
Net investment income	2	49
Net realized losses on investments	—	(58)
Total Revenues	60,222	58,523
Expenses
Salaries and related expenses	23,449	21,549
Commission expense	11,865	8,173
Outsourced services	3,930	2,369
Other operating expenses	10,139	11,967
Acquisition costs	383	1,453
Interest expense	1,555	868
Depreciation and amortization	4,743	4,380
Stock compensation expense	1,037	2,586
Increase in fair value of earn-out liability	19	—
Total Expenses	57,120	53,345
Net Income before income tax (benefit) expense	3,102	5,178
Income tax expense	1,188	1,331
Net Income Including Non-Controlling Interest in Subsidiary	1,914	3,847
Net Income attributable to non-controlling interest in subsidiary	38	59
Net Income	$1,876	$3,788
Earnings Per Common Share
Basic	$0.06	$0.14
Diluted	0.06	0.14
Weighted Average Common Shares Outstanding
Basic	31,316	26,802
Diluted	32,105	27,940

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Revenues
Fee income	$118,867	$80,060
Fee income from related party	62,690	68,852
Total fee income and fee income from related party	181,557	148,912
Net investment income	37	85
Net realized losses on investments	(295)	(149)
Total Revenues	181,299	148,848
Expenses
Salaries and related expenses	69,430	53,782
Commission expense	35,992	25,556
Outsourced services	11,125	7,623
Other operating expenses	29,437	25,252
Acquisition costs	1,408	4,372
Interest expense	4,343	2,731
Depreciation and amortization	14,160	10,075
Stock compensation expense	3,738	8,791
Decrease in fair value of earn-out liability	(1,913)	—
Decrease in fair value of warrant redemption liability	—	(1,385)
Costs related to extinguishment of debt (1)	—	13,681
Total Expenses	167,720	150,478
Net Income (Loss) before income tax benefit	13,579	(1,630)
Income tax benefit	(5,960)	(1,733)
Net Income Including Non-Controlling Interest in Subsidiary	19,539	103
Net Income attributable to non-controlling interest in subsidiary	103	111
Net Income (Loss)	$19,436	$(8)
Earnings Per Common Share
Basic	$0.65	$(0.00)
Diluted	0.64	(0.00)
Weighted Average Common Shares Outstanding
Basic	29,881	26,006
Diluted	30,566	26,006

(1)	Costs related to extinguishment of debt include $4.3 million of early payment penalties and $9.3 million associated with the write-off of related deferred financing fees and original issue discounts.

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net Income	$19,539	$103
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	14,160	10,075
Amortization of loan costs in interest expense	473	206
Amortization of facilitation agreement	453	—
Decrease in fair value of warrant redemption liability	—	(1,385)
Decrease in fair value of earn-out liability	(1,913)	—
Net realized losses on investments	295	149
Stock compensation expense	3,738	8,791
Deferred tax benefit from release of valuation allowance	(13,626)	—
Exercise of stock awards	(182)	—
Write-off of deferred financing and original issue discounts	—	9,342
Provision for uncollectible fee income	460	351
Changes in certain assets and liabilities:
Decrease (increase) in:
Fee income receivable	(244)	(8,212)
Fee income receivable from related party	(8,270)	(10,153)
Other current assets	138	(1,715)
Increase (decrease) in:
Net payable to related parties	(2,199)	781
Deferred claims administration services income	(1,207)	539
Net advanced claims reimbursements	1,788	237
Income taxes payable	3,044	(14,081)
Accounts payable and accrued expenses	9,845	11,963
Net Cash Provided by Operating Activities	26,292	6,991
Investment Activities:
Net increase in restricted cash	(1,534)	(4,528)
Purchase of equity securities	(300)	(3,662)
Proceeds from sale of equity securities	3,178	264
Purchase of fixed assets and other long-term assets	(3,548)	(4,565)
Acquisitions, net of $28 and $4,069 cash acquired in 2016 and 2015, respectively	(8,969)	(74,014)
Net Cash Used in Investment Activities	(11,173)	(86,505)
Financing Activities:
Proceeds from initial public offering, net	—	98,275
Proceeds from senior secured term loans, net of fees	—	107,497
Repayment of senior secured term loans	(4,125)	(2,125)
Payment of loan fees	(165)	—
Payment of costs for initial public offering	—	(2,479)
Revolver facility borrowings	15,900	51,900
Revolver facility repayments	—	(41,068)
Payment of acquisition earn-outs	(6,529)	—
Payment of deferred purchase consideration	(4,850)	—
Repurchase of common stock	(8,711)	—
Repayment of note payable	—	(119,573)
Repayment of capital lease obligation	(1,818)	(1,955)
Net Cash (Used in) Provided by Financing Activities	(10,298)	90,472
Increase in cash	4,821	10,958
Cash, beginning of period	8,372	4,251
Cash, end of period	$13,193	$15,209
Supplemental Cash Flow Data
Interest Paid	$3,795	$2,504
Income Taxes Paid	$4,626	$11,062

See accompanying notes to consolidated financial statements.

PATRIOT NATIONAL, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

(Unaudited)

	Patriot National, Inc. Stockholders' Equity
	Common Stock		Treasury	Additional Paid In	Accumulated	Non-Controlling	Total Equity
	Shares	Amount	Stock	Capital	Deficit	Interest	(Deficit)
Balance, January 1, 2016	28,105	$21	$—	$119,999	$(33,305)	$(235)	$86,480
Repurchase of common stock	(1,360)	—	(8,711)	—	—	—	(8,711)
Retirement of treasury stock	—	—	8,711	(8,711)	—	—	—
Non-cash stock compensation	—	—	—	3,738	—	—	3,738
Purchase of minority interest in MPCS Pvt Ltd	—	—	—	(1,096)	—	—	(1,096)
Issuance of common stock for deferred purchase consideration	—	—	—	563	—	—	563
Restricted stock awards issued, net of forfeitures	100	—	—	(182)	—	—	(182)
Balance before Net Income	26,845	21	—	114,311	(33,305)	(235)	80,792
Net Income	—	—	—	—	19,436	103	19,539
Balance, September 30, 2016	26,845	$21	$—	$114,311	$(13,869)	$(132)	$100,331

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

Patriot National is headquartered in Ft. Lauderdale, Florida.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. Included for comparative purposes are our consolidated financial statements for the nine month period ended September 30, 2015.

The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2015 and include all normal recurring adjustments necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. In the preparation of our unaudited consolidated financial statements as of September 30, 2016, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition or disclosure therein.

For the Company’s two consolidated subsidiaries, Contego Services Group, LLC (“Contego Services Group”) that is 97% owned, and DecisionUR, LLC (“DecisionUR”) that is 98.8% owned, the third party equity interests are referred to as non-controlling interests. The portion of the third party members’ equity (deficit) of Contego Services Group and DecisionUR are presented as non-controlling interests in the accompanying consolidated balance sheets as of September 30, 2016 and consolidated balance sheet as of December 31, 2015. The Company discloses the following three measures of net income (loss): (i) net income (loss), including non-controlling interest in subsidiary, (ii) net income (loss) attributable to non-controlling interest in subsidiary, and (iii) net income (loss).

2.	Effect of Recently Issued Financial Accounting Standards

In August, 2016 the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15 to clarify whether the following items should be categorized as operating, investing or financing in the statement of cash flows: (i) debt prepayments and extinguishment costs, (ii) settlement of zero-coupon debt, (iii) settlement of contingent consideration, (iv) insurance proceeds, (v) settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies, (vi) distributions from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) receipts and payments with aspects of more than one class of cash flows.  The new standard takes effect in 2018 for public companies. If an entity elects early adoption, it must adopt all of the amendments in the same period. The company is reviewing the impact of this update and the impact on its financial statements.

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

The Company completed one acquisition during the nine-month period ended September 30, 2016. We acquired substantially all of the net assets of Mid Atlantic Insurance Services, Inc. in a cash transaction, and have accounted for it using the acquisition method for recording business combinations.

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

The Company recorded income of $1.9 million for the nine months ended September 30, 2016 related to a decrease in the fair value of earnout obligations. The decrease in fair value reflects the final computations and management estimates of certain earnouts pursuant to the respective purchase agreements for acquisitions as of September 30, 2016.

The aggregate amount of maximum earnout obligations related to acquisitions as of September 30, 2016 was $13.2 million, of which $11.7 million was recorded in our consolidated balance sheet as of September 30, 2016, based on the aggregate estimated fair value of the expected future payments to be made.

The following is a summary of the aggregate estimated fair values of the net assets acquired at the date of the acquisition made during the nine months ended September 30, 2016:

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

Provisional estimates of fair value and the allocation of the purchase price are established at the time of each acquisition and are subsequently reviewed within the first year of operations, the measurement period, following the acquisition date to determine the necessity for adjustments. The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. These discount rates generally ranged from 17% to 30% for our  acquisitions through September 30, 2016. The fair value of non-compete agreements was established using estimated financial projections for the acquired company based on market participant assumptions and various non-compete scenarios.

Customer and carrier relationships, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (ten years for customer and carrier relationships, one to two years for non-compete agreements and five to seven years for trade names), while goodwill is not subject to amortization. We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value is less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist, and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. Based on the results of impairment reviews during the nine-month periods ended September 30, 2016 and 2015, no impairments were required.

Our consolidated financial statements for the nine months ended September 30, 2016 include the operations of the acquired entity from the acquisition date totaling $4.6 million of revenues and $36 thousand of net loss.

The following is a summary of the unaudited pro forma historical results, as if the entities acquired in 2015 and 2016 had been acquired at January 1, 2015 (in thousands, except per share data):

	Nine Months Ended September 30,
In thousands (except per share data)	2016	2015
Total revenues	181,834	178,998
Net income (loss)	19,438	1,541
Basic net income (loss) per share	$0.65	$0.06
Diluted net income (loss) per share	$0.64	$0.06

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

As of December 31, 2015 the fair value of our investments was $3.2 million. There were no investments held as of September 30, 2016.

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

As of September 30, 2016 and December 31, 2015, our major classes of fixed assets consisted of the following:

In thousands	September 30, 2016	December 31, 2015
	(Unaudited)
Fixed Assets
Computer equipment, software and furniture and fixtures	$9,384	$8,124
Building	1,428	1,428
Leasehold improvements	3,822	3,733
Total fixed assets	14,634	13,285
Less accumulated depreciation and amortization	(9,323)	(8,193)
Fixed assets, net of accumulated depreciation and amortization	$5,311	$5,092

Other Long Term Assets

Other long term assets, which are solely comprised of capitalized policy and claims administration system development costs, are also stated at cost, net of accumulated depreciation. Expenditures for capitalized policy and claims administration system development costs are capitalized and depreciated on a straight line basis over a five-year estimated useful life.

As of September 30, 2016 and December 31, 2015, other long term assets consisted of the following:

In thousands	September 30, 2016	December 31, 2015
	(Unaudited)
Other long term assets
Capitalized policy and claims administration system development costs	$19,982	$17,712
Less accumulated depreciation	(8,829)	(6,284)
Other long term assets, net of accumulated depreciation	$11,153	$11,428

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

Goodwill

Goodwill represents the excess of consideration paid over the fair value of net assets acquired. Goodwill is not amortized but is tested at least annually for impairment (or more frequently if certain indicators are present or management otherwise believes it is appropriate to do so). In the event that management determines that the value of goodwill has become impaired, we will record a charge for the amount of impairment during the fiscal quarter in which the determination is made. We determined that there was no impairment as of September 30, 2016.

The Company acquired $4.9 million of goodwill during the nine-month period ended September 30, 2016 as a result of the acquisitions discussed in Note 3, Business Combinations. Changes in goodwill are summarized as follows:

In thousands
Balance as of December 31, 2015	$118,141
Goodwill acquired	4,893
Acquisition adjustments	(1,351)
Balance as of September 30, 2016	$121,683

For the nine months ended September 30, 2016, the Company recorded measurement period adjustments to Goodwill of $1.4 million, which reflects an increase in the carrying amount of tangible net assets related to certain acquisitions. Provisional estimates of fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date were established and reviewed within the first year of operation.

Intangible Assets

Intangible assets that have finite lives are amortized over their useful lives. The Company acquired $10.1 million of intangible assets during the nine-month period ended September 30, 2016 as a result of the acquisitions discussed in Note 3, Business Combinations. The intangible assets, their original fair values, and their net book values are detailed below as of the dates presented:

	September 30, 2016			December 31, 2015
In thousands	Gross Asset	Accumulated Amortization	Net Asset	Gross Asset	Accumulated Amortization	Net Asset
	(Unaudited)
Intangible Assets
Service contracts	$35,120	$(9,501)	$25,619	$35,120	$(6,204)	$28,916
Customer and carrier relationships	40,243	(4,899)	35,344	31,039	(1,947)	29,092
Non-compete agreements	4,860	(3,326)	1,534	4,739	(1,505)	3,234
Developed technology	13,268	(3,636)	9,632	13,268	(1,647)	11,621
Trade names	3,829	(614)	3,215	3,029	(211)	2,818
Total	$97,320	$(21,976)	$75,344	$87,195	$(11,514)	$75,681

The table below reflects the estimated amortization expense for the Company’s intangible assets for each of the next five years and thereafter:

In thousands	September 30, 2016
Amortization expense	(Unaudited)
2016 (remaining three months)	$3,515
2017	12,554
2018	11,629
2019	11,629
2020	9,984
Thereafter	26,033
Total	$75,344

7.	Notes Payable and Lines of Credit

As of September 30, 2016 and December 31, 2015, notes payable were comprised of the following:

In thousands	September 30, 2016	December 31, 2015
	(Unaudited)
BMO Senior Secured Term Loans	$102,375	$106,500
Less current portion of notes payable	(6,875)	(5,500)
Less deferred loan fees	(2,063)	(2,352)
Notes Payable	$93,437	$98,648

Senior Secured Credit Facility

On January 22, 2015, we entered into a Credit Agreement with BMO Harris Bank N.A., as administrative agent (the “Administrative Agent”), and the other lenders party thereto, which provides for a $40.0 million revolving credit facility and a $40.0 million term loan facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility has a maturity of five years, and borrowings thereunder bear interest, at our option, at LIBOR plus a margin ranging from 250 basis points to 325 basis points or at base rate plus a margin ranging from 150 basis points to 225 basis points. Margins on all loans and fees will be increased by 2% per annum during the existence of an event of default. The revolving credit facility includes borrowing capacity available for letters of credit and borrowings on same-day notice, referred to as swing line loans. At any time prior to maturity, we have the right to increase the size of the revolving credit facility or the term loan facility by an aggregate amount of up to $20.0 million, but in minimum increments of $5.0 million. As of June 30, 2015, we increased the term loan facility by $20.0 million through two $10.0 million incremental term loans.  Additionally, on August 14, 2015, we entered into a second amendment to our Senior Secured Credit Facility (the “Second Amendment”) which provides for an additional $50.0 million of term loans plus the ability to increase the term loan by an additional $50.0 million under certain conditions.  The Second Amendment also added a requirement that until we deliver a certificate certifying that (a) our total leverage ratio is equal to or less than 2.25 to 1.00 and (b) our Adjusted EBITDA for the twelve-months then ended is at least $70.0 million, the outstanding revolving loans (plus any swing line loans and the aggregate stated amount of all letters of credit) shall not exceed $30.0 million.  On December 23, 2015 we entered into a third amendment, which permits Patriot to exercise the provisions of the Rescission and Exchange Agreement for the private placement of company stock and warrants, and related Back-to-Back Agreement with the selling shareholder, as described in Note 12, Related Party Transactions. On March 3, 2016, we entered into a fourth amendment, which permits Patriot to repurchase shares of its outstanding common stock pursuant to certain volume and timing limitations. On May 16, 2016, we entered into a fifth amendment, which amended the conditions under which we access the revolving loan commitments. All other material terms and conditions in the Senior Secured Credit Facility were unchanged by the amendments.

As of September 30, 2016 the outstanding balance under our Senior Secured Credit Facility was $136.3 million (comprised of $102.4  million outstanding under the term loan facility and $33.9 million outstanding under the revolving credit facility). Accordingly, we had $6.1 million remaining commitment under the revolving credit facility.

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

As of September 30, 2016, we were in compliance with the financial and other restrictive covenants under our outstanding material debt obligations, including our Senior Secured Credit Facility.

8.	Capital Lease Obligations

Equipment subject to capital lease is comprised of capitalized policy and claims administration software development costs and related computer equipment. Monthly payments on the capital lease, which expires on December 3, 2016, were approximately $0.2 million as of December 30, 2015. Payments may be adjusted in connection with a change in the interest rate swap rate quoted in the Bloomberg Swap Rate Report. The Company’s obligations for future payments on the capital lease as of September 30, 2016, based on the interest rate swap rate in effect on that date, are as follows:

In thousands	Principal	Interest	Total
2016	414	2	416

9.	Earnings Per Share

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

The components of basic and diluted EPS are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands (except earnings per share)	2016	2015	2016	2015
Basic net earnings (loss) per share
Net income (loss) available to common shareholders	$1,876	$3,788	$19,436	$(8)
Weighted average number of common shares outstanding	31,316	26,802	29,881	26,006
Basic net earnings (loss) per share	$0.06	$0.14	$0.65	$(0.00)
Diluted net earnings (loss) per share
Net income (loss) available to common shareholders	$1,876	$3,788	$19,436	$(8)
Adjustments to net income (loss) applicable to dilutive shares	—	—	—	—
Net earnings (loss) attributable to diluted shares	$1,876	$3,788	$19,436	$(8)
Weighted average number of common shares outstanding	31,316	26,802	29,881	26,006
Dilutive effect of warrants, options, and restricted shares using the treasury stock method	789	1,138	685	—
Weighted average number of common and common equivalent shares outstanding	32,105	27,940	30,566	26,006
Diluted net earnings (loss) per share	$0.06	$0.14	$0.64	$(0.00)

On March 3, 2016, the Board of Directors approved a $15 million stock repurchase program. Under the new Repurchase Program, the Company may repurchase up to a maximum of $15 million of its common stock.  Pursuant to the Fourth Amendment to the BMO Credit Facility, the Company may purchase no more than 1,000,000 shares in any calendar month. Total purchases under the plan as of September 30, 2016 were 1,360,457 shares for a purchase price of $8.7 million in the open market. As of September 30, 2016, all 1,360,457 of the repurchased shares have been retired and none remain as treasury shares.

For the nine months ended September 30, 2016 there were 1.1 million stock options that were not dilutive.

Effective on April 7, 2016 the Series B warrants were fixed at 4.9 million shares. The Series B warrants are included in the computation of both basic and diluted earnings per share from April 7, 2016 until the warrant shares are settled in accordance with ASC 260. The weighted average impact from the Series B warrants to basic and diluted earnings per share for the nine months ended September 30, 2016 was 3.1 million shares. The Series A warrant shares are included in diluted earnings per share using the treasury stock method for the nine months ended September 30, 2016. As a result of the net income for the nine months ended September 30, 2016, basic earnings per share reflect $0.65 per share and the diluted earnings per share was $0.64 per share.

Due to the net loss of $8 thousand reported for the nine months ended September 30, 2015, weighted average outstanding detachable common stock warrants representing 160,295, contingent shares attributable to deferred purchase consideration of 107,070, and restricted shares and stock options representing 114,634 shares of common stock were not dilutive.  As a result, basic and diluted earnings per share both reflect a net loss of $0.00 per share for the nine months then ended.

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

Stock Options

In the nine months ended September 30, 2016, we issued stock options as incentive compensation for officers and certain key employees. The exercise price of each stock option is the closing market price of our common stock on the date of grant. The options will vest in three equal annual installments on the first, second and third anniversaries of grant and expire 10 years after the grant date. The fair values of these stock options were estimated using the Black-Scholes valuation model with the following weighted-average assumptions:

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

For the nine months ended September 30, 2016, we awarded 68,533 options and 116,483 were forfeited, leaving 1,156,759  outstanding.  At September 30, 2016 the intrinsic value of these options was $184 thousand. The fair value of the options at grant date was $3.5 million. Option activity for the nine months ended September 30, 2016 was as follows:

In thousands, except weighted-average price and remaining contractual term	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	1,205	$14.41	8.5	$—
Options granted	68	$6.32	9.4	$184
Options exercised	—	$—
Options cancelled or forfeited	(116)	$14.87
Options outstanding at September 30, 2016	1,157	$13.89	8.2	$184
Options expected to vest at September 30, 2016	752	$13.77	8.1	$157
Options exercisable at September 30, 2016	405	$14.11	8.4	$27

For the three and nine months ended September 30, 2016, we recognized $0.3 million and $0.9 million of stock compensation expense associated with these options, and there was $1.1 million of total unrecognized stock compensation cost related to unvested stock options that is expected to be recognized over a period of approximately 1.3 years.

Restricted Stock Awards

In the nine months ended September 30, 2016, we issued 101,352 restricted shares as incentive compensation for officers, directors, and certain key employees, 51,707 restricted shares were forfeited and 246,519 were settled leaving 357,341 remaining restricted shares outstanding as of September 30, 2016. The fair market value of outstanding restricted shares at September 30, 2016 was $3.2  million. Grants of restricted shares for the nine months ended September 30, 2016 were as follows:

In thousands, except weighted-average fair value price	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted shares outstanding at December 31, 2015	554	$14.48
Restricted shares granted	101	$6.16
Restricted shares vested	(246)	$11.85
Restricted shares forfeited	(52)	$15.95
Unvested restricted shares outstanding as of September 30, 2016	357	$13.72

For the three and nine months ending, September 30, 2016, we recognized $0.6 million and $2.3 million of stock compensation expense associated with these restricted shares, and there was $1.9 million of total unrecognized stock compensation cost related to unvested restricted stock to be recognized over a period of approximately 1.1 years.

Restricted Stock Units

During the nine months ended September 30, 2016, we issued 26,935 restricted stock units, 32,544 were forfeited, 50,783 vested, resulting in 112,776 restricted stock units outstanding as of September 30, 2016. The fair market value of these restricted share units at September 30, 2016 was $1.0 million.  During the three and nine months ended September 30, 2016, we recognized $0.1 million and $0.5 million of stock compensation expense associated with these restricted stock units. Unrecognized stock compensation expense associated with RSUs is $0.7 million and will be recognized over the remaining contractual lives of these awards, approximately 1.7  years.

In thousands, except weighted-average fair value price	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted stock units outstanding at December 31, 2015	169	$15.03
Restricted stock units granted	27	$7.67
Restricted stock units vested	(51)	$14.97
Restricted stock units forfeited	(32)	$14.23
Unvested restricted stock units outstanding as of September 30, 2016	113	$13.51

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

The Company’s equity and fixed income security investments and forward purchase assets for which carrying values were equal to fair values, classified by level within the fair value hierarchy, were as follows as of September 30, 2016 and December 31, 2015:

	Fair Value Measurement, Using
September 30, 2016 (in thousands)	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common and preferred stocks	$—	$—	$—	$—
Corporate notes and bonds	—	—	—	—
Forward purchase asset	—	—	57,511	57,511
Total	$—	$—	$57,511	$57,511

	Fair Value Measurement, Using
December 31, 2015 (in thousands)	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Common and preferred stocks	$384	$—	$—	$384
Corporate notes and bonds	2,789	—	—	2,789
Forward purchase asset	—	—	28,120	28,120
Total	$3,173	$—	$28,120	$31,293

The following is a reconciliation of the fair value of the Company’s financial assets that were measured using significant unobservable (Level 3) inputs:

Nine Months Ended September 30, 2016 (in thousands)	Forward Purchase Asset	Total
Fair value, January 1, 2016	$28,120	$28,120
Increase in fair value of forward purchase asset	29,391	29,391
Fair Value, September 30, 2016	$57,511	$57,511

The Company’s earnout obligations of acquisitions, deferred purchase consideration, and warrant redemption liability, for which carrying values were equal to fair values, classified by level within the fair value hierarchy, were as follows as of September 30, 2016 and December 31, 2015:

	Fair Value Measurement, Using
September 30, 2016 (in thousands)	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Earnout payable on acquisitions	$—	$—	$11,686	$11,686
Deferred purchase consideration	—	—	—	—
Warrant redemption liability	—	—	57,511	57,511
Total	$—	$—	$69,197	$69,197

	Fair Value Measurement, Using
December 31, 2015 (in thousands)	Quoted Prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Earnout payable on acquisitions	$—	$—	$12,383	$12,383
Deferred purchase consideration	—	—	6,128	6,128
Warrant redemption liability	—	—	28,120	28,120
Total	$—	$—	$46,631	$46,631

The following is a reconciliation of the fair value of the Company’s financial liabilities that were measured using significant unobservable (Level 3) inputs:

Nine Months Ended September 30, 2016 (in thousands)	Earnout Payable	Deferred Purchase Consideration	Warrant Redemption Liability	Total
Fair value, January 1, 2016	$12,383	$6,128	$28,120	$46,631
Record present value earnout payable on acquisitions	7,750	—	—	7,750
Earnout payments made	(6,529)	—	—	(6,529)
Decrease in fair value of earn-out liability	(1,913)	—	—	(1,913)
Adjust fair value of earn-out for obligation of seller	(5)	—	—	(5)
Deferred purchase payments made	—	(4,850)	—	(4,850)
Equity issued for deferred purchase consideration	—	(563)	—	(563)
Acquisition adjustment to purchase price	—	(759)	—	(759)
Amortize present value discount on deferred purchase consideration	—	44	—	44
Increase in fair value of warrant redemption liability	—	—	29,391	29,391
Fair Value, September 30, 2016	$11,686	$—	$57,511	$69,197

12. Related Party Transactions

Relationship and Transactions with Guarantee Insurance Group and Guarantee Insurance

As of November 14, 2016 Steven M. Mariano, our founder, Chief Executive Officer and Chairman, beneficially owned 54.5% of the outstanding shares of our common stock and substantially all of the outstanding equity of Guarantee Insurance Group. As a result, our transactions with Guarantee Insurance Group and its subsidiaries, including Guarantee Insurance and GUI, are related party transactions.

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

Fee income from related party for the three months ended September 30, 2016 and 2015 was $22.3 million and $23.8 million, respectively, and constituted 37% and 41% of total fee income. Fee income derived from our contracts and relationships with Guarantee Insurance for the three months ended September 30, 2016 and 2015 was $36.4 million and $38.5 million respectively, and constituted 61% and 66% of total fee income and fee income from related party for the three months then ended.

  Fee income from related party for the nine months ended September 30, 2016 and 2015 was $62.7 million and $68.9 million, respectively, and constituted 35% and 46% of total fee income and fee income from related party for the nine months then ended. Fee income derived from our contracts and relationships with Guarantee Insurance for the nine months ended September 30, 2016 and 2015 was $107.8 million and $107.2 million respectively, and constituted 59% and 72% of total fee income and fee income from related party for the nine months then ended.

Fee income receivable from related party was $35.3 million as of September 30, 2016 and $27.0 million as of December 31, 2015.

Our prices by customer for our brokerage and policyholder services and claims administration services were unchanged for the three and nine month periods ended September 30, 2016 and 2015, and, accordingly, the net increase in fee income was solely related to changes in the volume of business we managed.

Because fee income from related party for claims administration services is based on the net portion of claims expense retained by Guarantee Insurance, as described in Note 13, Concentration, the Company’s revenues attributable to contracts with Guarantee Insurance do not necessarily represent fee income from related party.

During the nine months ended September 30, 2016, Patriot completed and amended agreements between its operating subsidiaries and Guarantee Insurance Company in the normal course of business.  These include an agreement and subsequent amendments to the agreement effective January 1, 2016 between Guarantee and Patriot Underwriters regarding rates for agent commission. Additionally, Patriot National, Inc. executed an agreement on January 15, 2016 with Guarantee Insurance Group for legal advisory services, for which Patriot received fees of $0.8 million.  Additionally, effective July 1, 2016, Guarantee and Patriot Risk Services have amended the Claims Servicing Agreement removing fees allocated to claims services post twenty-four months of age.

Loan Arrangements and Receivable from Affiliates

As of September 30, 2016, we had a net receivable from related parties of $2.7 million due from entities controlled by Mr. Mariano, our founder, Chairman, President and Chief Executive Officer. As of December 31, 2015, we had a net receivable from related parties amount of approximately $0.5 million due from entities controlled by Mr. Mariano.

   This amount reflects an obligation for attorney’s fees incurred by the Company related to ongoing litigation under the Amended and Restated Stock Back-To-Back Agreement, by and between the Company and Steven M. Mariano, our President, Chairman and CEO.  Mr. Mariano has agreed to indemnify the Company for these fees.  We expect this obligation to be satisfied upon resolution of the litigation.

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

In reviewing transactions with related persons, the Audit Committee or disinterested members of the board of directors will consider all relevant facts and circumstances, including, without limitation:

•	the nature of the related person’s interest in the transaction;
•	the material terms of the transaction;
•	the importance of the transaction both to the Company and to the related person;
•	whether the transaction would likely impair the judgment of a director or executive officer to act in the best interest of the Company;
•	whether the value and the terms of the transaction are substantially similar as compared to those of similar transactions previously entered into by the Company with non-related persons, if any; and
•	any other matters that management or the Audit Committee or disinterested directors, as applicable, deem appropriate.

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

Generally, the Related Person Transaction Policy applies to any current or proposed transaction in which:

•	the Company was or is to be a participant;
•	the amount involved exceeds $120,000; and

any related person (i.e., a director, director nominee, executive officer, greater than 5% beneficial owner and any immediate family member of such person) had or will have a direct or indirect material interest.

13.	Concentration

For the nine months ended September 30, 2016, approximately 59% of total combined fee income and fee income from related party was attributable to contracts with Guarantee Insurance, the Company’s largest customer and a related party, and approximately 6% was attributable to contracts with the Company’s second largest customer. For the nine months ended September 30, 2015, approximately 72% of total combined fee income and fee income from related revenues was attributable to contracts with Guarantee Insurance, and approximately 8% were attributable to contracts with the Company’s second largest customer.

As of September 30, 2016, approximately 79% of combined fee income receivable and fee income receivable from related party was attributable to contracts with Guarantee Insurance and approximately 1% of combined fee income receivable and fee income receivable from related party were attributable to contracts with the Company’s second largest customer. As of December 31, 2015, approximately 77% of combined fee income receivable and fee income receivable from related party was attributable to contracts with Guarantee Insurance and approximately 3% of combined fee income receivable and fee income receivable from related party was attributable to contracts with the Company’s second largest customer.

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

The estimated fair value of the redeemable warrants is reflected as warrant redemption liability in the accompanying consolidated balance sheets as of September 30, 2016 and December 31, 2015, and the change in the liability is reflected as an increase (decrease) in fair value of warrant redemption liability in the accompanying consolidated statements of operations. In estimating the value of the redeemable warrants and common stock, giving consideration to all valuation approaches and methods in its analysis and ultimately relying on a variety of established appraisal methods and techniques, applying a Monte Carlo simulation of estimated value, the guideline public company method in combination with the discounted future returns method and, as appropriate, the option pricing model using Black Scholes. Various valuation indications are weighted using the Probability-Weighted Expected Return Method (PWERM) in accordance with the AICPA’s Accounting and Valuation Guide: Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

As of September 30, 2016, the estimated fair value of Series A and Series B warrant redemption liabilities was $57.5  million. We estimated the fair value of New Series A Warrants as of September 30, 2016. The payoff structure of New Series A Warrants can be replicated by purchasing (i) 0.15 units of Common Stock and (ii) 0.85 units of call option on Common Stock at an adjusted strike price (dollar strike price divided by 85%). The value of call option was estimated using Black Scholes. The estimated fair value of the New Series B Warrants was determined as the closing share price at September 30, 2016 less the exercise price of $0.01.

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

The effective tax rate is based on forecasted annual pre-tax income, permanent differences and statutory tax rates. For the nine months ended September 30, 2016, the effective income tax rate was 36%.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax in multiple states with heavy concentration in Florida, California, and Pennsylvania. The net deferred tax asset as of September 30, 2016 was $13.6 million, which is primarily related to intangible asset amortization of completed acquisitions.

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

Effective June 30, 2016, the Company and its subsidiaries released the $12.5 million valuation allowance related to the net deferred tax asset as a result of positive evidence from performance during the six months then ended and greater certainty of forecasts for 2016 and beyond. We determined that it was more likely than not the future tax benefit related to the deferred tax asset will be realized as of June 30, 2016, and confirmed that assessment as of September 30, 2016.

At September 30, 2016 and December 31, 2015, the Company had no unrecognized tax benefits and no amounts recorded for uncertain tax positions.

17.Subsequent Events

On November 8, 2016 we announced that the Special Committee of its Board of Directors (the "Special Committee") has concluded that Ebix, Inc.'s most recent proposal of $475 million is not the best alternative to maximize value for Patriot National's shareholders and, at the recommendation of the Special Committee, the Board of Directors has rejected the proposal. The Special Committee continues to evaluate other more attractive offers and all opportunities for value creation.

On November 9, 2016, Patriot National, Inc. (the “Company”) entered into the Financing Agreement (the “Credit Agreement”), by and among the Company, Cerberus Business Finance, LLC, as collateral agent and as administrative agent ("Agent"), and the other lenders party thereto, which provides for a $30.0 million revolving credit facility and a $250.0 million term loan facility (the “senior secured credit facility”). The senior secured credit facility has a maturity of five years, and borrowings thereunder bear interest, at the Company’s option, at LIBOR plus a margin ranging from 700 basis points to 725 basis points or at a base rate plus a margin ranging from 525 basis points to 550 basis points. The minimum LIBOR rate before applicable margin is 1.00%, while the minimum base rate before applicable margin is 3.00%. Effective with the closing of the Financing Agreement on November 9, 2016, the existing BMO credit facility was repaid in full and any remaining commitments terminated thereunder.

In addition to paying interest on outstanding principal under the senior secured credit facility, the Company is required to pay a commitment fee to the administrative agent for the ratable benefit of the lenders under the revolving credit facility in respect of the unutilized commitments thereunder of 50 basis points. In addition, the Company is required to pay Agent a loan servicing fee of $5,000 per month. The Company paid Agent, for the account of the lenders, a closing fee equal to $5,600,000.

The term loan facility amortizes quarterly beginning on December 31, 2016 with quarterly payments of $1,250,000 in the first year, quarterly payments of $2,000,000 in the second year and quarterly payments of $2,500,000 thereafter, with the remainder due at maturity. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity. In the event of any sale or other disposition by the Company or its subsidiaries guaranteeing the senior secured credit facility of any assets or their incurrence of additional indebtedness, the Company is required to prepay the net proceeds received from such a sale towards the remaining scheduled payments of the term loan facility, subject to certain exceptions.

All obligations under the senior secured credit facility are guaranteed by all of the Company’s existing and future subsidiaries, other than foreign subsidiaries, and secured by a first-priority perfected security interest in substantially all of the Company’s and such guaranteeing subsidiaries’ tangible and intangible assets, whether now owned or hereafter acquired, including a pledge of 100% of the stock of each guarantor.

The senior secured credit facility contains certain covenants that, among other things and subject to significant exceptions, limit the Company’s ability and the ability of the Company’s restricted subsidiaries to engage in certain business and financing activities and that require the Company to maintain certain financial covenants, including requirements to maintain (i) a maximum total leverage ratio of total outstanding debt to adjusted EBITDA for the most recently-ended four fiscal quarters of no more than 5.25:1.00 and (ii) a minimum fixed charge coverage ratio of (a)(1) adjusted EBITDA less (2) unfinanced capital expenditures, to (b) the sum of (1) scheduled principal payments of debt (which amount has been agreed upon for the three, six and nine month periods ending March 31, 2016, June 30, 2016 and September 30, 2016), (2) cash interest expense (which amount has been agreed upon for the three, six and nine month periods ending March 31, 2016, June 30, 2016 and September 30, 2016), (3) income tax expense (which amount has been agreed upon for the three, six and nine month periods ending March 31, 2016, June 30, 2016 and September 30, 2016) and (4) dividends, share repurchases and other restricted payments for the same period of a least 1.25:1.00 for the most recently-ended four quarters. The senior secured credit facility contains other restrictive covenants, including those regarding indebtedness (including capital leases) and guarantees; liens; investments and acquisitions; loans and advances; mergers, consolidations and other fundamental changes; sales of assets; transactions with affiliates; no material changes in nature of business; dividends and distributions, stock repurchases, and other restricted payments; change in name, jurisdiction of organization or fiscal year and other agreements prohibiting liens. The senior secured credit facility has events of default that may result in acceleration of the borrowings thereunder, including (i) nonpayment of principal, interest, fees or other amounts (subject to customary grace periods for items other than principal); (ii) failure to perform or observe covenants set forth in the loan documentation (subject to customary grace periods for certain affirmative covenants); (iii) any representation or warranty proving to have been incorrect in any material respect when made; (iv) cross-default to other indebtedness and contingent obligations in an aggregate amount in excess of an agreed upon amount; (v) bankruptcy and insolvency defaults (with grace period for involuntary proceedings); (vi) inability to pay debts; (vii) monetary judgment defaults in excess of an agreed upon amount; (viii) ERISA defaults; (ix) change of control; (x) actual invalidity or unenforceability of any loan document as a result of an act or omission of the Company or its subsidiaries or actual  invalidity or unenforceability of any security interest on any collateral; (xi) the Company or its subsidiaries asserts that any loan document, including any guaranty, is invalid or unenforceable; and (xii) material unpaid, final judgments that have not been vacated, discharged, stayed or bonded pending appeal within a specified number of days after the entry thereof.

Special Dividend

On November 9, 2016, the Board of Directors (the “Board”) approved a special dividend of $2.50 per share of Company common stock, payable December 9, 2016, to shareholders of record at the close of business on November 28, 2016.

Stock Repurchase Program

On November 9, 2016, the Board also authorized up to $40 million of stock repurchases through November 9, 2018 under the Company’s previously announced $15 million stock repurchase program (the “Repurchase Program”).  This authorization represents an increase of $34 million for stock repurchases in addition to the approximately $6 million remaining under the previously authorized program.  Pursuant to the terms of the Repurchase Program, the Company may purchase no more than 1,000,000 shares in any calendar month. The Company may otherwise repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations.  The Company’s repurchases may be executed using open market purchases or negotiated off-market transactions.

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

•

We have acquired 18 insurance and other services firms in a short period of time and we have limited experience integrating the operations of companies or businesses that we have acquired and may incur substantial costs in connection therewith which could adversely affect our growth and results of operations.

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

•

Our internal controls over financial reporting may not be effective, which could have a significant and material adverse effect on our business, financial condition, results of operations or prospects.

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

Recent Events

On March 3, 2016, the Board of Directors approved a $15 million stock repurchase program. Under the new Repurchase Program, the Company may repurchase up to a maximum of $15 million of its common stock.  Pursuant to the Fourth Amendment to the BMO Credit Facility, the Company may purchase no more than 1,000,000 shares in any calendar month. Total purchases under the plan as of September 30, 2016 were 1,360,457 shares for a purchase price of $8.7 million in the open market. As of September 30, 2016, all 1,360,457 of the repurchased shares have been retired and none remain as treasury shares.

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

On August 1, 2016, the Issuer stated that a special committee of independent directors (the “Special Committee”) of the Board received and is considering an offer from Ebix, Inc. (“Ebix”) to acquire 100% of the outstanding stock of the Issuer. The Special Committee is continuing to explore other strategic alternatives for the Issuer to maximize value for shareholders, including a possible sale of the Issuer. Neither the Board nor the Special Committee has made a decision to enter into any transaction or other alternative.

On November 8, 2016 we announced that the Special Committee of its Board of Directors (the "Special Committee") has concluded that Ebix, Inc.'s most recent proposal of $475 million is not the best alternative to maximize value for Patriot National's shareholders and, at the recommendation of the Special Committee, the Board of Directors has rejected the proposal. The Special Committee continues to evaluate other more attractive offers and all opportunities for value creation.

On November 9, 2016, Patriot National, Inc. (the “Company”) entered into the Financing Agreement (the “Credit Agreement”), by and among the Company, Cerberus Business Finance, LLC, as collateral agent and as administrative agent ("Agent"), and the other lenders party thereto, which provides for a $30.0 million revolving credit facility and a $250.0 million term loan facility (the “senior secured credit facility”). The senior secured credit facility has a maturity of five years, and borrowings thereunder bear interest, at the Company’s option, at LIBOR plus a margin ranging from 700 basis points to 725 basis points or at a base rate plus a margin ranging from 525 basis points to 550 basis points. The minimum LIBOR rate before applicable margin is 1.00%, while the minimum base rate before applicable margin is 3.00%. Effective with the closing of the Financing Agreement on November 9, 2016, the existing BMO credit facility was repaid in full and any remaining commitments terminated thereunder.

In addition to paying interest on outstanding principal under the senior secured credit facility, the Company is required to pay a commitment fee to the administrative agent for the ratable benefit of the lenders under the revolving credit facility in respect of the unutilized commitments thereunder of 50 basis points. In addition, the Company is required to pay Agent a loan servicing fee of $5,000 per month. The Company paid Agent, for the account of the lenders, a closing fee equal to $5,600,000.

The term loan facility amortizes quarterly beginning on December 31, 2016 with quarterly payments of $1,250,000 in the first year, quarterly payments of $2,000,000 in the second year and quarterly payments of $2,500,000 thereafter, with the remainder due at maturity. Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity. In the event of any sale or other disposition by the Company or its subsidiaries guaranteeing the senior secured credit facility of any assets or their incurrence of additional indebtedness, the Company is required to prepay the net proceeds received from such a sale towards the remaining scheduled payments of the term loan facility, subject to certain exceptions.

All obligations under the senior secured credit facility are guaranteed by all of the Company’s existing and future subsidiaries, other than foreign subsidiaries, and secured by a first-priority perfected security interest in substantially all of the Company’s and such guaranteeing subsidiaries’ tangible and intangible assets, whether now owned or hereafter acquired, including a pledge of 100% of the stock of each guarantor.

The senior secured credit facility contains certain covenants that, among other things and subject to significant exceptions, limit the Company’s ability and the ability of the Company’s restricted subsidiaries to engage in certain business and financing activities and that require the Company to maintain certain financial covenants, including requirements to maintain (i) a maximum total leverage ratio of total outstanding debt to adjusted EBITDA for the most recently-ended four fiscal quarters of no more than 5.25:1.00 and (ii) a minimum fixed charge coverage ratio of (a)(1) adjusted EBITDA less (2) unfinanced capital expenditures, to (b) the sum of (1) scheduled principal payments of debt (which amount has been agreed upon for the three, six and nine month periods ending March 31, 2016, June 30, 2016 and September 30, 2016), (2) cash interest expense (which amount has been agreed upon for the three, six and nine month periods ending March 31, 2016, June 30, 2016 and September 30, 2016), (3) income tax expense (which amount has been agreed upon for the three, six and nine month periods ending March 31, 2016, June 30, 2016 and September 30, 2016) and (4) dividends, share repurchases and other restricted payments for the same period of a least 1.25:1.00 for the most recently-ended four quarters. The senior secured credit facility contains other restrictive covenants, including those regarding indebtedness (including capital leases) and guarantees; liens; investments and acquisitions; loans and advances; mergers, consolidations and other fundamental changes; sales of assets; transactions with affiliates; no material changes in nature of business; dividends and distributions, stock repurchases, and other restricted payments; change in name, jurisdiction of organization or fiscal year and other agreements prohibiting liens. The senior secured credit facility has events of default that may result in acceleration of the borrowings thereunder, including (i) nonpayment of principal, interest, fees or other amounts (subject to customary grace periods for items other than principal); (ii) failure to perform or observe covenants set forth in the loan documentation (subject to customary grace periods for certain affirmative covenants); (iii) any representation or warranty proving to have been incorrect in any material respect when made; (iv) cross-default to other indebtedness and contingent obligations in an aggregate amount in excess of an agreed upon amount; (v) bankruptcy and insolvency defaults (with grace period for involuntary proceedings); (vi) inability to pay debts; (vii) monetary judgment defaults in excess of an agreed upon amount; (viii) ERISA defaults; (ix) change of control; (x) actual invalidity or unenforceability of any loan document as a result of an act or omission of the Company or its subsidiaries or actual  invalidity or unenforceability of any security interest on any collateral; (xi) the Company or its subsidiaries asserts that any loan document, including any guaranty, is invalid or unenforceable; and (xii) material unpaid, final judgments that have not been vacated, discharged, stayed or bonded pending appeal within a specified number of days after the entry thereof.

Special Dividend

  On November 9, 2016, the Board of Directors (the “Board”) approved a special dividend of $2.50 per share of Company common stock, payable December 9, 2016, to shareholders of record at the close of business on November 28, 2016.

Stock Repurchase Program

On November 9, 2016, the Board also authorized up to $40 million of stock repurchases through November 9, 2018 under the Company’s previously announced $15 million stock repurchase program (the “Repurchase Program”).  This authorization represents an increase of $34 million for stock repurchases in addition to the approximately $6 million remaining under the previously authorized program.  Pursuant to the terms of the Repurchase Program, the Company may purchase no more than 1,000,000 shares in any calendar month. The Company may otherwise repurchase its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations.  The Company’s repurchases may be executed using open market purchases or negotiated off-market transactions.

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

Reference Premium Written

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015
Gross Reference Premium Written	$128,261	$126,038	$394,440	$347,660
Reference Premium Written	$144,315	$126,958	$417,307	$333,008

Gross reference premium written for the three months ended September 30, 2016 was $128.3 million compared to $126.0 million for the three months ended September 30, 2015, an increase of $2.3 million. The increase was attributable to the inception of new contracts with AIG and certain other insurance carrier clients, which generated an increase in gross reference premium of $15.8 million and an increase of $1.1 million with Guarantee Insurance, which was partially offset by a decrease in Zurich of $1.4 million and a decrease of $13.2 million with Scottsdale.

Gross reference premium written for the nine months ended September 30, 2016 was $394.4 million compared to $347.7 million for the nine months ended September 30, 2015, an increase $46.7 million. The increase was attributable to the inception of new contracts with AIG and certain other insurance carrier clients, which generated an increase in gross reference premium of $83.9 million and an increase in Zurich of $4.9 million for the nine months, which was partially offset by a decrease of $29.6 million with Scottsdale and a decrease of $12.3 million with Guarantee Insurance.

Reference premium written for the three months ended September 30, 2016 was $ 144.3 million compared to $127.0 million for the three months ended September 30, 2015, an increase of $17.3 million The increase was attributable to the inception of new contracts with AIG and certain other insurance carrier clients, which generated an increase in reference premium written of $21.9 million and an increase of $1.1 million with Guarantee Insurance, and was partially offset by a decrease of $5.6 million with Scottsdale.

Reference premium written for the nine months ended September 30, 2016 was $417.3 million compared to $333.0 million for the nine months ended September 30, 2015, an increase of $84.3 million The increase was attributable to the inception of new contracts with AIG and certain other insurance carrier clients, which generated an increase in reference premium written of $106.8 million, and was partially offset by a decrease of $3.2 million with Zurich, a decrease of $7.0 million with Scottsdale and a decrease of $12.3 million with Guarantee Insurance.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure and is not in accordance with, or an alternative to, the GAAP information provided in this Quarterly Report on Form 10-Q. For further information regarding our use of non-GAAP financial measures and a reconciliation of Adjusted EBITDA to Net income (loss), see “—Reconciliations to Non-GAAP Key Performance Measures”.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015
Net income (loss)	$1,876	$3,788	$19,436	$(8)
Adjusted EBITDA	$11,423	$14,629	$37,763	$36,838

Adjusted EBITDA for the three months ended September 30, 2016 was $11.4 million compared to $14.6 million for the three months ended September 30, 2015, a decrease of $3.2 million. The decrease was attributable to a $4.9 million increase in total expenses (excluding depreciation and amortization, changes in fair value of warrant liabilities, non-cash stock compensation, severance expense, acquisition costs, public offering costs, costs related to the extinguishment of debt, interest expense, fair value of earn-out liability adjustment and income tax expense which are added back to net income to arrive at Adjusted EBITDA), partially offset by a $1.7 million increase in total fee income and fee income from related party, all of which are discussed more fully below.

Adjusted EBITDA for the nine months ended September 30, 2016 was $37.8 million compared to $36.8 million for the nine months ended September 30, 2015, an increase of $1.0 million. The increase was attributable to a $32.6 million increase in total fee income and fee income from related party, partially offset by a $31.6 million increase in total expenses (excluding depreciation and amortization, changes in fair value of warrant liabilities, non-cash stock compensation, severance expense, acquisition costs, public offering costs, costs related to the extinguishment of debt, interest expense, and income tax expense which are added back to net income to arrive at Adjusted EBITDA), all of which are discussed more fully below.

Operating Cash Flow

Operating cash flow is a non-GAAP financial measure and is not in accordance with, or an alternative to, the GAAP information provided in this Quarterly Report on Form 10-Q. For further information regarding our use of non-GAAP financial measures and a reconciliation of Operating cash flow to Net income (loss), see “—Reconciliations to Non-GAAP Key Performance Measures”.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015
Net income (loss)	$1,876	$3,788	$19,436	$(8)
Net cash provided by operating activities	$3,049	$2,347	$26,292	$6,991
Operating cash flow	$7,504	$10,751	$30,345	$29,748

Operating cash flow for the three months ended September 30, 2016 was $7.5 million compared to $10.8 million for the three months ended September 30, 2015, a decrease of $3.3 million.  Operating cash flow is defined as Adjusted EBITDA, less income tax expense, interest expense, and capital expenditures. The decrease was primarily attributable to the $3.2 million decrease in Adjusted EBITDA described above for the three months ended September 30, 2016.

Operating cash flow for the nine months ended September 30, 2016 was $30.3 million compared to $29.7 million for the nine months ended September 30, 2015, an increase of $0.6 million.  Operating cash flow is defined as Adjusted EBITDA, less income tax expense, interest expense, and capital expenditures. The increase was primarily attributable to the $1.0 million increase in Adjusted EBITDA described above for the nine months ended September 30, 2016.

Adjusted Earnings

Adjusted Earnings is a non-GAAP financial measure and is not in accordance with, or an alternative to, the GAAP information provided in this Quarterly Report on Form 10-Q. For further information regarding our use of non-GAAP financial measures and a reconciliation of Operating cash flow to Net income (loss), see “—Reconciliations to Non-GAAP Key Performance Measures”.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015
Net income (loss)	$1,876	$3,788	$19,436	$(8)
Adjusted earnings	$3,111	$5,699	$11,708	$14,616

Adjusted Earnings for the three months ended September 30, 2016 were $3.1 million as compared to $5.7 million for the three months ended September 30, 2015, a decrease of $2.6 million.  The decrease was attributable to a $4.3 million increase in total expenses (excluding changes in fair value of warrant liabilities, non-cash stock compensation, severance expense, acquisition costs, public offering costs, and costs related to the extinguishment of debt which are added back to net income to arrive at Adjusted Earnings), in conjunction with $1.7 million increase in total fee income and fee income from related party, all of which are discussed more fully below.

Adjusted Earnings for the nine months ended September 30, 2016 were $11.7 million as compared to $14.6 million for the nine months ended September 30, 2015, a decrease of $2.9 million.  The decrease was attributable to a $35.5 million increase in total expenses (excluding changes in fair value of warrant liabilities, non-cash stock compensation, severance expense, acquisition costs, public offering costs, and costs related to the extinguishment of debt which are added back to net income to arrive at Adjusted Earnings), partially offset by $32.6 million increase in total fee income and fee income from related party, all of which are discussed more fully below.

Results of Operations

The following table sets forth certain combined statement of operations data derived from our unaudited combined financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015
Consolidated Statement of Operations Data
Revenues
Fee income	$37,967	$34,759	$118,867	$80,060
Fee income from related party	22,253	23,773	62,690	68,852
Total fee income and fee income from related party	60,220	58,532	181,557	148,912
Net investment income	2	49	37	85
Net realized losses on investments	—	(58)	(295)	(149)
Total Revenues	60,222	58,523	181,299	148,848
Expenses
Salaries and related expenses	23,449	21,549	69,430	53,782
Commission expense	11,865	8,173	35,992	25,556
Outsourced services	3,930	2,369	11,125	7,623
Other operating expenses	10,139	11,967	29,437	25,252
Acquisition costs	383	1,453	1,408	4,372
Interest expense	1,555	868	4,343	2,731
Depreciation and amortization	4,743	4,380	14,160	10,075
Stock compensation expense	1,037	2,586	3,738	8,791
Increase (decrease) in fair value of earn-out liability	19	—	(1,913)	—
Decrease in fair value of warrant redemption liability	—	—	—	(1,385)
Costs related to extinguishment of debt	—	—	—	13,681
Total Expenses	57,120	53,345	167,720	150,478
Net Income (Loss) before income tax (benefit) expense	3,102	5,178	13,579	(1,630)
Income tax expense (benefit)	1,188	1,331	(5,960)	(1,733)
Net Income Including Non-Controlling Interest in Subsidiary	1,914	3,847	19,539	103
Net Income attributable to Non-controlling interest in subsidiary	38	59	103	111
Net Income (Loss)	$1,876	$3,788	$19,436	$(8)

Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015

Revenues:

Total Fee Income and Fee Income from Related Party. Total fee income and fee income from related party for the three months ended September 30, 2016 was $60.2 million compared to $58.5 million for the three months ended September 30, 2015, an increase of $1.7 million or approximately 3%. The increase in fee income and fee income from related party was primarily related to increases in the volume of business we managed and from acquisitions completed since January 2015.

Total fee income and fee income from related party for the nine months ended September 30, 2016 was $181.6 million compared to $148.9 million for the nine months ended September 30, 2015, an increase of $32.7 million or approximately 22%. The increase in fee income and fee income from related party was primarily related to increases in the volume of business we managed and from acquisitions completed since January 2015.

For the three and nine months ended September 30, 2016, approximately 61% and 59% of our total fee income and fee income from related party was attributable to our contracts with Guarantee Insurance, a related party, and approximately 6% and 6%of our total fee income and fee income from related party was attributable to contracts with our second largest client for both the three and nine months ended September 30, 2016.

For the three and nine months ended September 30, 2015 approximately 66% and 72% of our total fee income and fee income from related party was attributable to our contracts with Guarantee Insurance, and approximately 6% and 8% of our total fee income and fee income from related party were attributable to our contracts with our second largest client for both the three and nine months ended September 30, 2015.

Fee Income. Fee income, which represents fee income from non-related parties, for the three months ended September 30, 2016 was $38.0 million compared to $34.8 million for the three months ended September 30, 2015, an increase of $3.2 million or 9%.  For the nine months ended September 30, 2016 and September 30, 2015, fee income was $118.9 million versus $80.1 million, an increase of $38.8 million or 48%.

Our prices by customer for our brokerage and policyholder services and claims administration services were unchanged for the nine-month period ended September 30, 2016 relative to the nine-month period ended September 30, 2015, and, accordingly, the net increase in fee income was solely related to changes in the volume of business we managed.

Fee Income from Related Party. Fee income from related party for the three months ended September 30, 2016 was $22.3 million compared to $23.8 million for the three months ended September 30, 2015, a decrease of $1.5 million or 6%.  For the nine months ended September 30, 2016 and September 30, 2015 fee income from related party was $62.7 million versus $68.9 million, a decrease of $6.2 million or 9%.

Our prices by customer for our brokerage and policyholder services and claims administration services were unchanged for the three and nine-month period ended September 30, 2016 relative to the three and nine-month period ended September 30, 2015, and accordingly, the net increase in fee income was solely related to changes in the volume of business we managed.

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

Because fee income from related party for claims administration services is based on the net portion of claims expense retained by Guarantee Insurance, as described in Note 13, Concentration, the Company’s revenues attributable to contracts with Guarantee Insurance do not necessarily represent fee income from related party. Effective July 1, 2016, Guarantee and Patriot Risk Services have amended the Claims Servicing Agreement removing fees allocated to claims services post twenty-four months of age.

Net Investment Income. Net investment income was $2 thousand for the three months ended September 30, 2016 compared to $49 thousand for the three months ended September 30, 2015.  For the three months ended September 30, 2016, the net loss on investments was $0 compared to $58 thousand for the three months ended September 30, 2015.

Net investment income was $37 thousand for the nine months ended September 30, 2016 compared to $85 thousand for the nine months ended September 30, 2015.  For the three months ended September 30, 2016, the net loss on investments was $295 thousand compared to $149 thousand for the nine months ended September 30, 2015.

Expenses:

Salaries and Related Expenses. Salaries and related expenses for the three months ended September 30, 2016 were $23.4 million compared to $21.5 million for the three months ended September 30, 2015, an increase of $1.9 million.

Salaries and related expenses for the nine months ended September 30, 2016 were $69.4 million compared to $53.8 million for the nine months ended September 30, 2015, an increase of $15.6 million.

This increase was principally driven by additional headcount incurred to increase revenue, both organically and through acquisition.

Commission Expense. Commission expense for the three months ended September 30, 2016 was $11.9 million compared to $8.2 million for the three months ended September 30, 2015, an increase of $3.7 million.  This increase was a direct result of the increased fee income and fee income from related party recognized as a result of the increased volume in the business we manage.

Commission expense for the nine months ended September 30, 2016 was $36.0 million compared to $25.6 million for the nine months ended September 30, 2015, an increase of $10.4 million.  This increase was a direct result of the increased fee income and fee income from related party recognized as a result of the increased volume in the business we manage.

Outsourced Services. Outsourced services for the three months ended September 30, 2016 were $3.9 million compared to $2.4 million for the three months ended September 30, 2015, an increase of $1.5 million. This increase was principally due to the services that are outsourced by Global HR Research LLC, an acquisition made as of August 31, 2015.

Outsourced services for the nine months ended September 30, 2016 were $11.1 million compared to $7.6 million for the nine months ended September 30, 2015, an increase of $3.5 million. This increase was principally due to the services that are outsourced by Global HR Research LLC, an acquisition made as of August 31, 2015.

Other Operating Expenses. Other operating expenses for the three months ended September 30, 2016 were $10.1 million compared to $12.0 million for the three months ended September 30, 2015, a decrease of $1.9 million. This decrease is directly attributable to operating cost reductions implemented in the current year.

Other operating expenses for the nine months ended September 30, 2016 were $29.4 million compared to $25.3 million for the nine months ended September 30, 2015, an increase of $4.1 million.

The increase of other operating expense corresponds to the increased volume in business we manage.

Acquisition Costs. For the three months ended September 30, 2016 and 2015, we incurred $0.4 million and $1.5 million of acquisition costs. For the nine months ended September 30, 2016 and 2015, we incurred $1.4 million and $4.4 million of acquisition costs.  These costs were predominantly comprised of salary and related expenses, professional costs and other fees associated with acquisition activities.

Interest Expense. Interest expense for the three months ended September 30, 2016 was $1.6 million compared to $0.9 million for the three months ended September 30, 2015, an increase of $0.7 million. Interest expense for the nine months ended September 30, 2016 was $4.3 million compared to $2.7 million for the nine months ended September 30, 2015, an increase of $1.6 million.  The increase was attributable to higher average outstanding debt balances as well as the amortization of deferred loan costs associated with the amendments to our Senior Credit facility.

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2016 was $4.7 million compared to $4.4 million for the three months ended September 30, 2015, an increase of $0.3 million. Depreciation and amortization for the nine months ended September 30, 2016 was $14.2 million compared to $10.1 million for the nine months ended September 30, 2015, an increase of $4.1 million. The increase was attributable mainly to the increased intangible asset amortization associated with our acquisitions.

Stock Compensation Expense. The Company recognized $1.0 million of stock compensation expense during the three months ended September 30, 2016 as compared to $2.6 million for the three months ended September 30, 2015. We recognized $3.7 million of stock compensation expense for the nine months ended September 30, 2016 as compared to $8.8 million for the nine months ended September 30, 2015.  Stock compensation expense is related to vesting of restricted stock and stock option awards, the majority of which were granted at the IPO date on January 15, 2015. Therefore, the decrease in expense is the result of the runoff of unvested equity awards. See Note 10, Stock-Based Compensation, for further detail related to these awards and the recognized expense.

Increase (Decrease) in Fair Value of Earn-out Liability. The Company recorded expense of $19 thousand and income of $1.9 million for the three and nine months ended September 30, 2016, respectively, related to changes in the fair value of earnout obligations. The respective increase and decrease in fair value reflects the final computations and management estimates of certain earnouts pursuant to the respective purchase agreements for acquisitions as of September 30, 2016.

Decrease in Fair Value of Warrant Redemption Liability. There was a $5.6 million increase in the fair value of warrant redemption liability for the three months ending September 30, 2016, which was fully offset by a corresponding $5.6 million increase in the fair value of the forward purchase asset, which represents the Back-to-Back agreement. There was a $29.4 million increase in the fair value of warrant redemption liability for the nine months ending September 30, 2016, which was fully offset by a corresponding $29.4 million increase in the fair value of the forward purchase asset, which represents the Back-to-Back agreement.  These instruments are fully described in Note 12 Related Party and Note 15 Warrant Redemption Liability.  For the nine months ended September 30, 2015 the decrease in fair value of warrant redemption liability was $1.4 million which reflects the change in fair value from estimated valuation on December 31, 2014 to the exercise of the detachable common stock warrants associated with Pennant Park on January 22, 2015. There was no remaining warrant redemption liability as of September 30, 2015 and no subsequent fair value adjustments were required.

Costs from the Extinguishment of Debt. For the three and nine months ended September 30, 2016, there was no expense related to the extinguishment of debt as compared to $13.7 million for the nine months ended September 30, 2015. The Company recognized expenses for “Make-Whole” payments upon repayment of the PennantPark Debt and UBS Debt on January 22, 2015. These expenses were comprised of $3.8 million to the PennantPark Entities and $0.5 million to UBS.  Due to the magnitude of these expenses, they are presented separately from interest expense in our combined results for the nine months ended September 30, 2015. Additionally, the Company recognized $9.4 of costs from extinguishment of debt for the write-off of original issued discounts and deferred financing related to the Pennant Park and UBS facilities.

Income Tax (Benefit) Expense. Income tax expense was $1.2 million for the three months ended September 30, 2016 compared to income tax expense of $1.3 million for the three months ended September 30, 2015, a decrease in income tax expense of $0.1 million.  Income tax benefit was $6.0 million for the nine months ended September 30, 2016 compared to income tax benefit of $1.7 million for the nine months ended September 30, 2015, an increase in income tax benefit of $4.3 million. The benefit for the nine months ended September 30, 2016 was largely attributable to the reversal of the $12.5 million valuation allowance of deferred tax assets. For the three and nine months ended September 30, 2016, the effective income tax rates were approximately 38% and (44)%, respectively, after giving effect to the reversal of the valuation allowance. The effective tax rate is based on forecasted annual pre-tax income, permanent differences and statutory tax rates.  Please refer to Note 16 – Income taxes for further discussion.

Net Income:

As a result of the factors described above, net income decreased by $1.9 million to a net income of $1.9 million for the three months ended September 30, 2016 as compared to net income of $3.8 million for the three months ended September 30, 2015.  For the nine months ended September 30, 2016 net income was $19.4 million as compared to a net loss of $8 thousand for the nine months ended September 30, 2015, an increase of $19.4 million.

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

We believe that our cash flow from operations and available cash and cash equivalents will be sufficient to meet our liquidity needs for the foreseeable future. As of September 30, 2016, our unrestricted cash and cash equivalents were $13.2 million. In addition, as of September 30, 2016, restricted cash was $17.6 million, which are funds we receive from our insurance carrier clients and are earmarked exclusively for payments of claims on behalf of such clients. We cannot use restricted cash for other purposes.

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

Cash Flows

The following table summarizes our cash flow activities for the nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015
Cash flow activities:
Net Cash Provided by Operating Activities	$3,049	$2,347	$26,292	$6,991
Net Cash Provided by (Used in) Investment Activities	1,843	(28,828)	(11,173)	(86,505)
Net Cash Provided by (Used in) Financing Activities	(3,816)	31,797	(10,298)	90,472

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2016 was $26.3 million compared to $7.0 million for the nine months ended September 30, 2015, an increase of $19.3 million. The increase was largely attributable to increased cash earnings and favorable working capital during the nine months ended September 30, 2016 as compared to September 30, 2015.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 was $11.2 million compared to cash used by investing activities of $86.5 million for the nine months ended September 30, 2015, an increase of $75.3 million. This increase was attributable to funding of acquisitions of $9.0 million in 2016 from $74.0 million in 2015, a decrease of $65.0 million, the purchase of fixed assets and other long-term assets of $3.5 million in 2016 from $4.6 million in 2015, a decrease of $1.1 million, a decrease in restricted cash of $1.5 million in 2016 from $4.5 million in 2015, a decrease of $3.0 million, an increase in the proceeds from the sale of equity securities of $3.2 million in 2016, net of $0.3 million used for the purchase of equity securities 2016 compares with $0.3 million dollar sale of equity securities net of $3.7 million used for the purchase of equity securities as of September 30, 2015.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2016 was $10.3 million compared to net cash provided by financing activity of $90.5 million for the nine months ended September 30, 2015, a decrease of $100.8 million. This decrease was attributable to $6.5 million of payments made in connection with acquisition earn-outs, payments of deferred consideration of $4.9 million and $8.7 million for the repurchase of our common stock in 2016, net of $15.9 million in proceeds from borrowings under our revolving credit facility and $1.8 million in capital lease payments.

Capital Expenditures

For the nine months ended September 30, 2016, we made capital expenditures of $3.5 million attributable to $1.3 million of fixed assets and $2.2 million of capitalized software development.  For the nine months ended September 30, 2015, we made capital expenditures of $4.6 million attributable to $2.2 million of fixed assets and $2.4 million of capitalized software development.

Indebtedness

As of September 30, 2016, we had $102.4 million of term loan debt outstanding under our Senior Secured Credit Facility reduced by deferred loan fees of $2.1 million, $33.9 million outstanding under our revolving credit facility, and we had $6.1 million remaining commitment under the revolving credit facility. We had $0.4 million of capital leases outstanding as of September 30, 2016.

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

As of June 30, 2015, we increased the term loan facility by $20.0 million through two $10.0 million incremental term loans. On August 14, 2015, we entered into a second amendment to the Senior Secured Credit Facility (the “Second Amendment”) which provides for an additional $50.0 million of term loans plus the ability to increase the term loan by an additional $50.0 million under certain conditions. The Second Amendment also added a requirement that until the we deliver a certificate certifying that (a) our total leverage ratio is equal to or less than 2.25 to 1.00 and (b) our Adjusted EBITDA for the twelve-months then ended is at least $70.0 million, the outstanding revolving loans (plus any swing line loans and the aggregate stated amount of all letters of credit) shall not exceed $30.0 million. On December 23,2015 we entered into a third amendment, which permits Patriot to exercise the provisions of the Rescission and Exchange Agreement for the private placement of company stock and warrants, and related Back-to-Back Agreement with the selling shareholder, as described in Related Party transactions. On March 3, 2016, we entered into a fourth amendment, which permits Patriot to repurchase shares of its outstanding common stock pursuant to certain volume and timing limitations. On May 16, 2016, we entered into a fifth amendment, which amended the conditions under which we access the revolving loan commitments. All other material terms and conditions in the Senior Secured Credit Facility were unchanged by the amendments.

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

As of September 30, 2016, we were in compliance with the financial and other restrictive covenants under our outstanding material debt obligations, including our Senior Secured Credit Facility.

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

Effect of Recently Issued Financial Accounting Standards

In August, 2016 the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15 to clarify whether the following items should be categorized as operating, investing or financing in the statement of cash flows: (i) debt prepayments and extinguishment costs, (ii) settlement of zero-coupon debt, (iii) settlement of contingent consideration, (iv) insurance proceeds, (v) settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies, (vi) distributions from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) receipts and payments with aspects of more than one class of cash flows.  The new standard takes effect in 2018 for public companies. If an entity elects early adoption, it must adopt all of the amendments in the same period. The company is reviewing the impact of this update and the impact on its financial statements.

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

Reconciliations to Non-GAAP Key Performance Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Reconciliation from Net Income (Loss) to Adjusted EBITDA:
Net Income (Loss)	$1,876	$3,788	$19,436	$(8)
Income tax (benefit) expense	1,188	1,331	(5,960)	(1,733)
Interest expense	1,555	868	4,343	2,731
Depreciation and amortization	4,743	4,380	14,160	10,075
EBITDA	9,362	10,367	31,979	11,065
Net losses on investments	—	58	295	149
Public offering costs	13	—	104	—
Stock compensation expense	1,037	2,586	3,738	8,791
Acquisition costs	383	1,453	1,408	4,372
Non-recurring claims cost	149	—	449	—
Severance expense	460	172	1,703	172
Increase (decrease) in fair value of earn-out liability	19	—	(1,913)	—
Decrease in fair value of warrant redemption liability	—	—	—	(1,385)
Gain on disposal of fixed assets	—	(7)	—	(7)
Costs related to extinguishment of debt	—	—	—	13,681
Adjusted EBITDA	$11,423	$14,629	$37,763	$36,838
Calculation of Adjusted EBITDA margins:
Total Fee Income	$60,220	$58,532	$181,557	$148,912
Adjusted EBITDA	11,423	14,629	37,763	36,838
Adjusted EBITDA margins	19.0%	25.0%	20.8%	24.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Reconciliation to Operating Cash Flow:
Adjusted EBITDA (calculated above)	$11,423	$14,629	$37,763	$36,838
Less: Income tax expense	(1,188)	(1,331)	—	—
Less: Cash interest expense (Interest expense less deferred loan fees)	(1,394)	(806)	(3,870)	(2,525)
Less: Purchase of fixed assets and other long-term assets	(1,337)	(1,741)	(3,548)	(4,565)
Operating cash flow	$7,504	$10,751	$30,345	$29,748

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Reconciliation from Net Cash Provided by Operating Activities to Operating Cash Flow:
Net Cash Provided by Operating Activities	$3,049	$2,347	$26,292	$6,991
Changes in certain assets and liabilities:
Increase (decrease) in:
Fee income receivable	1,240	3,196	244	8,212
Fee income receivable from related party	8,067	5,538	8,270	10,153
Other current assets	(675)	543	(138)	1,715
Decrease (increase) in:
Net payable to related parties	1,076	922	2,199	(781)
Deferred claims administration services income	311	(686)	1,207	(539)
Net advanced claims reimbursements	100	3,353	(1,788)	(237)
Income taxes payable, net of income tax benefit	(2,289)	(944)	(9,004)	12,348
Accounts payable and accrued expenses	(3,674)	(3,286)	(9,845)	(11,963)
Net income attributable to non-controlling interest in subsidiary	(38)	(59)	(103)	(111)
Public offering costs	13	—	104	—
Acquisition costs	383	1,453	1,408	4,372
Non-recurring claims cost	149	—	449	—
Severance expense	460	172	1,703	172
Gain on disposal of assets	—	(7)	—	(7)
Early payment penalty on repayment of debt	—	—	—	4,339
Amortization of faciliation agreement	(223)	—	(453)	—
Deferred tax benefit from release of valuation allowance	1,097	—	13,626	—
Exercise of stock awards	25	—	182	—
Provision for uncollectible fee income	(230)	(50)	(460)	(351)
Purchase of fixed assets and other long-term assets	(1,337)	(1,741)	(3,548)	(4,565)
Operating cash flow	$7,504	$10,751	$30,345	$29,748

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Reconciliation from Net (Loss) Income to Adjusted Earnings:
Net Income (Loss)	$1,876	$3,788	$19,436	$(8)
Net income attributable to non-controlling interest in subsidiary	38	59	103	111
Income tax (benefit) expense	1,188	1,331	(5,960)	(1,733)
Net income (loss) before income tax expense	3,102	5,178	13,579	(1,630)
Adjustments to Net income (loss) before income tax expense:
Net losses on investments	—	58	295	149
Public offering costs	13	—	104	—
Stock compensation expense	1,037	2,586	3,738	8,791
Acquisition costs	383	1,453	1,408	4,372
Non-recurring claims cost	149	—	449	—
Severance expense	460	172	1,703	172
Increase (decrease) in fair value of earn-out liability	19	—	(1,913)	—
Decrease in fair value of warrant redemption liability	—	—	—	(1,385)
Gain on disposal of fixed assets	—	(7)	—	(7)
Costs related to extinguishment of debt	—	—	—	13,681
Total	2,061	4,262	5,784	25,773
Adjusted net income before income tax expense	5,163	9,440	19,363	24,143
Income tax expense at statutory rate	2,014	3,682	7,552	9,416
Adjusted Net Income Including Non-Controlling Interest in Subsidiary	3,149	5,758	11,811	14,727
Net income attributable to non-controlling interest in subsidiary	38	59	103	111
Adjusted Earnings	$3,111	$5,699	$11,708	$14,616
Calculation of Adjusted Earnings Per Common Share
Basic	$0.12	$0.21	$0.44	$0.56
Diluted	0.12	0.20	0.43	0.55
Weighted Average Common Shares Outstanding
Basic	26,427	26,802	26,740	26,006
Diluted	26,728	27,940	26,938	26,388
Statutory Tax Rate	39.0%	39.0%	39.0%	39.0%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2016, we were not subject to any material interest rate risk or credit risk, and we had no exposure to foreign currency risk.

ITEM 4.	CONTROLS AND PROCEDURES

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

10.11

Patriot National, Inc. Acquisition Incentive Plan Under the Patriot National, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2015 (File no. 001-36804))

10.12

Financing Agreement, dated as of November 9, 2016, by and among Patriot National, Inc., each of its Subsidiaries listed as a Borrower, the Lenders party thereto and Cerberus Business Finance, LLC, as collateral agent and administrative agent.

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

PATRIOT NATIONAL, INC.

Date: November 14, 2016	By:	/s/ Thomas C. Shields
Executive Vice President, Chief Financial Officer
& Treasurer, Authorized Signatory